Form 10-K
period 2017-02-28
RED HAT INC
filed 2017-04-26
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 28, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of August 31, 2016 was approximately $11.1 billion based on the closing price of $72.98 of our common stock as reported by the New York Stock Exchange on August 31, 2016. For purposes of the immediately preceding sentence, the term “affiliate” consists of each director, executive officer and greater than 10% stockholder of the registrant. There were 177,776,853 shares of common stock outstanding as of April 19, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Red Hat, Inc.’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with its annual meeting of stockholders to be held on August 10, 2017 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

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

Subscriptions. We provide our software offerings primarily under annual or multi-year subscriptions as well as on-demand through our certified cloud and service providers (“CCSPs”).

Our offerings

Our offerings are designed to provide customers with high-performing, scalable, flexible, reliable and secure infrastructure technologies that meet the information technology (“IT”) needs of enterprises and service providers. Our offerings enable our customers to optimize their IT environments to increase agility and flexibility while adding and managing hybrid cloud infrastructures and building modern applications. Hybrid cloud infrastructures enable customers to deploy their applications using off-premise (public cloud) and on-premise (private cloud, virtual or physical server) IT resources to create a hybrid cloud environment that is designed to enhance efficiency while providing increased security. Our offerings are designed to perform consistently across hybrid cloud environments to offer greater choices to our customers when deploying their applications.

Our offerings include:

Infrastructure-related Offerings

•	Red Hat Enterprise Linux—an operating system platform that runs applications on a broad range of hardware and is used in hybrid cloud environments.

•	Red Hat Satellite—a system management offering that is designed to make Red Hat infrastructure easier to deploy, scale and manage across hybrid cloud environments.

•	Red Hat Enterprise Virtualization—software that allows customers to utilize and manage a common hardware infrastructure to run multiple operating systems and applications.

Application Development-related and Other Emerging Technology Offerings

•

Red Hat JBoss Middleware—a suite of offerings used to develop, deploy and manage applications; integrate applications, data and devices; and automate business processes across hybrid cloud environments.

•

Red Hat cloud offerings—software that enables customers to build and manage various cloud computing environments (virtualized and container-based), including Red Hat OpenStack Platform, Red Hat Cloud Infrastructure, Red Hat OpenShift, Red Hat CloudForms and Ansible Tower.

•	Red Hat Mobile Application Platform—a software development platform that enables customers to develop, integrate, deploy and manage mobile applications for the enterprise.

•	Red Hat Storage—software that enables customers to manage large, unstructured or semi-structured data at large scale using commodity hardware in hybrid cloud environments.

We also offer a wide range of services that are designed to help customers derive additional value from Red Hat technologies. Our consulting services assist customers to enable infrastructure, application integration, middleware, cloud, mobile and storage solutions. Our support services provide customers with technical support to assist with implementing, configuring and using Red Hat technologies. Our training services provide customers and partners with skilled Red Hat certified professionals.

Red Hat, Inc. was incorporated in Connecticut in March 1993 as ACC Corp., Inc., which subsequently changed its name to Red Hat Software, Inc. Red Hat Software, Inc. reincorporated in Delaware in September 1998 and changed its name to Red Hat, Inc. in June 1999. Except as otherwise indicated, all references in this report to “we”, “us”, “our”, the “Company”, the “registrant” or “Red Hat” refer to Red Hat, Inc. and its subsidiaries. Our fiscal year ends on the last day of February, and we identify our fiscal years by the calendar years in which they end. For example, we refer to the fiscal year ended February 28, 2017 as “fiscal 2017.”

OUR BUSINESS

We use the open source software development and licensing model to provide our offerings to customers primarily on a subscription basis. Subscriptions for our offerings are marketed and sold to customers directly and through business partners.

Development and licensing of Red Hat’s open source offerings

The open source software development model allows us to use the collective input, resources and knowledge of a global community of contributors who collaborate to develop, maintain and enhance software. We believe this model offers advantages to Red Hat because we are able to develop our offerings by integrating information and knowledge from this global community. We develop our offerings by working with open source development communities, often in a leadership role. Red Hat sponsors a number of open source communities, including the CentOS project, the Ceph community project, the Fedora Project, GlusterFS, the JBoss community projects and OpenShift Origin. We are also an active contributor in other communities such as Apache Camel, the Cloud Native Computing Foundation, Kubernetes, the Linux kernel, the Open Container Initiative, the OpenDaylight Project, Open Platform for NFV and OpenStack. Our role helps us to benefit from the efforts of these communities, which we believe enhances acceptance and support of our offerings and technologies. Additionally, the open and transparent nature of these communities provides our customers and potential customers, who may also be part of these open source communities, with access and insights into, and the ability to influence, the future direction of our offerings.

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

We believe that open source software is a viable and arguably superior alternative to traditional proprietary software. Open source software, as compared to proprietary software, offers a number of benefits to customers, including:

•	enabling a customer’s in-house development team to collaborate and innovate with a global community of independent developers and testers;

•	providing a customer’s in-house development team access to both binary and source code, and broader rights to copy, modify and redistribute the software;

•	offering a customer greater flexibility through open rather than proprietary protocols and formats;

•	enabling ongoing, quicker access to improvements and fixes; and

•	allowing a customer to inspect and help diagnose problems more easily and customize the software to suit its particular needs.

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

Distribution of Red Hat offerings

We make Red Hat offerings available directly to customers and indirectly through various channels of distribution. Our direct sales channels include our sales force and our web store. Our indirect sales channels include CCSPs (such as public cloud providers and managed service providers), distributors, embedded technology partners, independent software vendors (“ISVs”), systems integrators (“SIs”) and value added resellers (“VARs”). In addition, hardware original equipment manufacturers (“OEMs”) pre-load and support Red Hat offerings on their hardware products and sell their hardware together with Red Hat offerings as part of pre-configured solutions.

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

Support by leading technology providers

To facilitate the widespread deployment of Red Hat offerings, we have focused on gaining broad support for our offerings from technology providers that are critical to enterprises. For example, leading ISVs with applications that run on, or with, our technologies include BMC Software, Inc. (“BMC”), CA, Inc. (“CA”), Cerner Corporation (“Cerner”), EMC Corporation (“EMC”), Hewlett Packard Enterprise Company (“HPE”), International Business Machines Corporation (“IBM”), Microsoft Corporation (“Microsoft”), Oracle Corporation (“Oracle”), SAP SE (“SAP”), SAS Institute Inc. (“SAS”), Symantec Corporation (“Symantec”) and VMware, Inc. (“VMware”). In addition, we have certification and pre-load arrangements with leading hardware vendors including Cisco Systems, Inc. (“Cisco”), Dell Inc. (“Dell”), Fujitsu Limited (“Fujitsu”), HPE, Hitachi, Ltd (“Hitachi”), IBM, Lenovo Group Limited (“Lenovo”), and NEC Corporation (“NEC”). We also have certification agreements with leading networking, storage and telecommunication companies including Big Switch Networks, Inc., Cisco, EMC, Ericsson Inc., F5 Networks, Inc., HPE, Huawei Technologies Co., Ltd., Juniper Networks, Inc., NetApp, Inc. (“NetApp”) and Nokia Corporation. We have strategic relationships with leading semiconductor and technology companies, such as Advanced Micro Devices, Inc., ARM Holdings plc, Dell, Intel Corporation and IBM, and CCSPs, such as Amazon.com, Inc. (“Amazon”), Fujitsu, Google Inc. (“Google”), IBM, Microsoft and Rackspace Hosting, Inc. We also have relationships with a number of global SIs such as Accenture plc (“Accenture”), Atos SE, Computer Sciences Corporation, HPE, IBM, Tata Consultancy Services Limited (“TCS”), Tech Mahindra Limited and Wipro Limited.

Factors influencing our success

We believe our success is influenced by:

•	the extent to which we can expand the breadth and depth of our offerings;

•	our ability to enhance the value of our offerings through frequent and continuing innovation while maintaining platforms designed to be stable and secure over multi-year periods;

•	the extent to which adoption of our emerging technology offerings by enterprises and similar institutions continues to increase;

•	our involvement and leadership in key open source communities, which enable us to develop, enhance and maintain our offerings;

•

our ability to generate increasing revenue directly and through partners and other strategic relationships, including CCSPs, distributors, embedded technology partners, IHVs, ISVs, OEMs, SIs, and VARs;

•	our ability to generate new and recurring revenue for our offerings;

•	the widespread and increasing deployment of open source technologies by enterprises and similar institutions;

•	our software, hardware, application and cloud service certification programs, which are intended to create an ecosystem of technologies that are compatible with our offerings and supported by us;

•	our ability to provide customers with consulting and training services that generate additional subscription revenue; and

•	our ability to provide greater subscription value, enhance the experience of our customers and promote customer loyalty by focusing on ways in which we can help our customers succeed.

Geographic areas and segment reporting

As of February 28, 2017, Red Hat had more than 90 locations around the world, including offices in North America, South America, Europe, Asia and Australia. Red Hat has three geographic operating segments: the Americas (U.S., Canada and Latin America), EMEA (Europe, Middle East and Africa) and Asia Pacific. These segments are aggregated into one reportable segment due to the similarity in the nature of offerings, financial performance, economic characteristics (e.g., revenue growth and gross margin), methods of production and distribution and customer classes (e.g., CCSPs, distributors, resellers and enterprise). See NOTE 2—Summary of Significant Accounting Policies and NOTE 19—Segment Reporting to our Consolidated Financial Statements for further discussion of our operating segments. See Part I, Item 1A, “Risk Factors,” for a discussion of some of the risks attendant to our operations, including foreign operations.

Subscription revenue by product group

Subscription revenue for our Infrastructure-related offerings (Red Hat Enterprise Linux, Red Hat Satellite, Red Hat Enterprise Virtualization and related offerings) as a percentage of our total revenue were 70.3%, 72.1% and 74.0% for fiscal 2017, fiscal 2016 and fiscal 2015, respectively. Subscription revenue for our Application Development-related offerings (Red Hat JBoss Middleware) and other emerging technology offerings (including our cloud offerings, Red Hat Mobile Application Platform and Red Hat Storage) as a percentage of our total revenue were 18.2%, 15.7% and 13.2% for fiscal 2017, fiscal 2016 and fiscal 2015, respectively. For additional financial information about our products and services, see NOTE 19—Segment Reporting to our Consolidated Financial Statements.

Customers

We sell our offerings to enterprises in a variety of industries, including financial services, government, healthcare, retail, technology and media, telecommunications and transportation. For fiscal 2017 and fiscal 2016, the U.S. government and its agencies represented in the aggregate approximately 10% of our total revenue. For fiscal 2015, no customer accounted for more than 10% of our total revenue.

Backlog

We define total backlog as the value of non-cancellable subscription and service agreements, including total deferred revenue, which is billed, plus the value of non-cancellable subscription and service agreements to be billed in the future and not reflected in our financial statements. The value of non-cancellable subscription and service agreements at February 28, 2017 included deferred revenue classified as a current liability of $1.51 billion and long-term deferred revenue of $557.2 million. The value of non-cancellable subscription and service agreements to be billed in the future and not reflected in our financial statements is in excess of $650.0 million. The portion of total backlog at February 28, 2017 that we expect to be billed during the fiscal year ending February 28, 2018 is in excess of $330.0 million. At February 29, 2016, the value of non-cancellable subscription and service agreements included deferred revenue classified as a current liability of $1.27 billion and long-term deferred revenue of $449.6 million. The value of non-cancellable subscription and service agreements to be billed in the future and not reflected in our financial statements at February 29, 2016 was in excess of $410.0 million.

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

BUSINESS STRATEGY

Our business strategy is to partner with our customers as they optimize their existing IT environments; integrate applications, data and processes; add and manage cloud infrastructures; and build modern applications. We implement our business strategy through:

•	driving the widespread adoption of our offerings;

•	expanding our portfolio of technology offerings that enable hybrid cloud computing;

•	investing in the development of open source technologies and promoting the use of our technologies by software developers globally;

•	pursuing strategic acquisitions and alliances;

•	expanding relationships with our existing customers;

•	increasing revenue by promoting a range of services to help our customers derive additional value;

•	expanding routes to market; and

•	growing our presence in international markets.

Driving the widespread adoption of our offerings

We believe that our open source offerings are a catalyst for change in the IT industry, enabling new deployments and migrations, which encourage a larger ecosystem of compatible hardware and software solutions. We seek to drive further adoption of our offerings by enhancing the value of our offerings through frequent and continuing innovations, supporting new and emerging technologies such as OpenShift, OpenStack and containers, leveraging new delivery models such as on-demand consumption and encouraging modern software development processes such as CI/CD (continuous integration and continuous deployment) and DevOps. Additionally, we believe the increasing use of Linux, middleware and other open source technologies in cloud environments can provide us with a greater ability to penetrate existing, and generate new, customer and partner opportunities. We also seek to encourage users of free versions of our technologies to become paying customers by helping these users understand the value proposition of our subscription offerings.

Expanding our portfolio of technology offerings that enable hybrid cloud computing

We intend to continue to expand our offerings that enable customers to increase their deployments of public and private clouds in their enterprise environments. Additionally, we expect to continue to expand our management, orchestration and other technology offerings that help our customers to optimize resource allocation and enhance performance, agility and flexibility in hybrid cloud environments.

Investing in the development of open source technologies and promoting the use of our technologies by software developers globally

We intend to continue to invest significant resources in the development of open source technologies, capitalizing on our substantial experience working with open source development communities. We expect this continued investment to take the form of expenditures on internal development efforts, as well as continued funding of third-party open source projects and the expansion of our developer offerings. Additionally, we believe that by expanding and empowering the developers that use our technologies, we can enhance our technical leadership position and drive additional growth.

Pursuing strategic acquisitions and alliances

We expect to continue to pursue a selective acquisition strategy as opportunities arise to complement and expand our technology offerings and service capabilities. In fiscal 2017, we completed the acquisition of 3scale, Inc. (“3scale”), a provider of application programming interface (“API”) management technology. By adding 3scale to our existing portfolio, we strengthened our enablement of the API economy with simplified cloud integration and microservices-based architectures.

We also intend to create and extend our strategic alliances where it is beneficial to our business. To facilitate the widespread deployment of Red Hat offerings, we will continue efforts to build broader and deeper relationships with hardware and software providers and CCSPs critical to our customers.

Expanding relationships with our existing customers

We seek to build upon the relationships we have with our current customers by providing greater subscription value, enhancing the experience of our customers and promoting customer loyalty in an effort to generate additional revenue by renewing and increasing existing subscriptions and promoting our other technology offerings. We expect to continue to build more strategic relationships with our customers through vertical specialization of our go-to-market resources.

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

Growing our presence in international markets

We have operations in a number of countries in the Americas, EMEA and Asia Pacific, with more than 90 locations worldwide. We expect to continue to expand our operations geographically when appropriate. See NOTE 19—Segment Reporting to our Consolidated Financial Statements for a discussion of our revenue by geographic area.

PRODUCTS AND SERVICES

Our software offerings are designed to provide customers with high-performing, scalable, flexible, reliable and secure infrastructure technologies that meet customers’ IT needs in hybrid cloud environments. Through our offerings, our customers and partners are able to take advantage of the quality and value of open source software that we help to develop, aggregate, integrate, test, certify, deliver, maintain, enhance and support. Customers can also take advantage of the flexibility of our software offerings to build a variety of deployment models on which to run their applications. Our service offerings include consulting, support and training.

Infrastructure-related offerings

Red Hat Enterprise Linux technologies. Red Hat Enterprise Linux is an operating system built with open source software components, including the Linux kernel, and is designed expressly for enterprise computing to run applications on a broad range of hardware in hybrid cloud environments. A worldwide community of developers collaborates to improve Linux software components, and we believe we are able to integrate the best of those improvements into our stable, yet innovative and high-performing Red Hat Enterprise Linux platform. Moreover, Red Hat Enterprise Linux enjoys the support of major CCSPs, IHVs, ISVs, OEMs and other technology partners, increasing the interest of developers in adding further enhancements to the Linux kernel and other open source software components.

Red Hat Enterprise Linux delivers features required for enterprise deployments, including support for a wide range of ISV applications from vendors, such as BMC, CA, Cerner, EMC, HPE, IBM, Microsoft, Oracle, SAP, SAS, Symantec and VMware; certification on multiple architectures and leading OEM platforms, including platforms offered by Cisco, Dell, Fujitsu, HPE, Hitachi, IBM, Lenovo and NEC; and comprehensive technical support, with up to 24x7, one-hour response, available from both Red Hat and selected OEM partners.

Red Hat Enterprise Linux is also available in multiple variants that allow customers to obtain a version of Red Had Enterprise Linux specifically for their use cases, applications, and hardware architectures. Variant options include Red Hat Enterprise Linux Atomic Host, Red Hat Enterprise Linux Server for High-Performance Computing, Red Hat Enterprise Linux for IBM z Systems, Red Hat Enterprise Linux for SAP Applications and Red Hat Enterprise Linux for SAP HANA.

In addition, Red Hat offers a portfolio of add-ons that extends the features of Red Hat Enterprise Linux. These add-ons, which are designed to tailor a customer’s computing environment to suit its specific requirements, include:

•	High Availability—provides failover services between nodes within a cluster intended to make applications more resistant to downtime.

•	Resilient Storage—enables a shared storage or clustered file system to access the same storage device over a network.

•	Load Balancer—provides redundancy for web servers, databases, networking and storage, intended to maximize throughput, decrease response time and increase reliability and uptime.

•	Smart Management—includes management and provisioning modules that allow a customer to provision, patch, configure and control Red Hat Enterprise Linux development, test and production systems.

•	Extended Lifecycle Support—provides software maintenance and support after Red Hat’s published end of life date for certain versions of Red Hat Enterprise Linux.

•

Extended Update Support—extends the software maintenance and support period of certain eligible Red Hat Enterprise Linux subscriptions for up to 24 months to give customers more flexibility with their resource and deployment cycles.

•

Red Hat Insights—provides a hosted service that is designed to help customers proactively identify and resolve technical and security issues in their Red Hat Enterprise Linux and Red Hat Cloud Infrastructure environments.

We believe that these add-ons provide customers with increased features, flexibility and choice.

Red Hat Satellite. Red Hat Satellite is a system management offering that is designed to make Red Hat infrastructure easier to deploy, scale and manage across hybrid cloud environments. Red Hat Satellite provides broad capabilities for systems provisioning, configuration management, content management and subscription management.

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

Application Development-related and other emerging technology offerings

Red Hat JBoss Middleware. Red Hat JBoss Middleware is a suite of offerings for developing, deploying and managing applications; integrating applications, data and devices; and automating business processes across hybrid cloud environments. Red Hat JBoss Middleware offerings can also be deployed on Red Hat OpenShift to provide middleware functionality as a service. Red Hat JBoss Middleware integrates, tests and refines enterprise-ready features from JBoss and other community projects into supported, stable, enterprise-class middleware platforms.

Red Hat JBoss Middleware offerings consist of a number of deployment platforms and tools, including:

•

Red Hat JBoss Enterprise Application Platform—provides an environment for building, hosting and deploying applications and services. It includes features such as clustering, caching, messaging, transaction and a full web services stack.

•	Red Hat JBoss Web Server—provides an enterprise-class web server solution for large-scale websites and lightweight web applications that utilize Apache Tomcat and Apache Web Server.

•	Red Hat JBoss Data Grid—provides a scalable, distributed in-memory data grid that permits cost-effective scaling of big data tiers.

•	Red Hat JBoss Fuse and Red Hat JBoss A-MQ—provides customers messaging and integration tools for distributed applications.

•	Red Hat 3scale API Management Platform—provides centralized API management features through a distributed, cloud hosted layer.

•	Red Hat JBoss Data Virtualization—provides a solution for integration of distributed data sources.

•	Red Hat JBoss BRMS—provides a platform for business rules management and complex event processing.

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

Red Hat cloud offerings. Utilizing the interoperability of our software technologies, we provide a number of offerings to assist users in creating cloud computing environments:

•

Red Hat OpenStack Platform—an infrastructure as a service offering that provides an enterprise-ready cloud foundation built on OpenStack technologies optimized for and integrated with Red Hat Enterprise Linux and Red Hat Enterprise Virtualization.

•

Red Hat Cloud Infrastructure—an offering that combines and integrates Red Hat Satellite, Red Hat Enterprise Virtualization, Red Hat CloudForms, Red Hat OpenStack Platform and Red Hat Insights. Red Hat Cloud Infrastructure allows users to build and manage a private or hybrid infrastructure as a service cloud.

•

Red Hat OpenShift—a container-based cloud application platform (also called “platform as a service” or “PaaS”) that allows developers to develop, host and scale applications in a cloud environment. It automates the hosting, configuration, deployment and administration of application stacks in an elastic cloud environment utilizing Linux containers. OpenShift gives application developers self-service access so they can more easily deploy applications on demand. Customers can use OpenShift Container Platform in a private cloud environment and in certain public cloud environments, OpenShift Online in a public cloud environment for on-demand consumption, or OpenShift Dedicated in a public cloud environment using their own OpenShift instance managed by Red Hat. Customers can also use Red Hat JBoss Middleware services for OpenShift to enable enterprise application development, deployment and integration capability with OpenShift.

We also provide offerings to help our customers manage their increasingly complex IT environments. Along with Red Hat Satellite and Red Hat Insights, we offer Red Hat CloudForms, which is a hybrid cloud management solution that allows users to deploy, monitor and manage services across cloud providers and virtualized and container-based solutions. We also offer Ansible Tower, which is an IT automation platform that is designed to provide simplified provisioning, configuration management and application deployment as well as a broad range of IT automation activities across hybrid cloud environments.

Red Hat Mobile Application Platform. Red Hat Mobile Application Platform enables customers to develop, integrate, deploy and manage mobile applications for the enterprise. The Red Hat Mobile Application Platform offers flexibility in choosing front-end development tools while providing mobile backend as a service functionality, which is intended to provide more secure integration of mobile applications with back-end systems.

Red Hat Storage. Red Hat Storage technologies enable customers to build storage platforms at large-scale using commodity hardware. Red Hat Gluster Storage enables distributed file storage across hybrid cloud environments. Red Hat Ceph Storage offers a block and object storage platform for enterprises deploying on public or private clouds. Users of enterprise OpenStack deployments and container application platforms often use Red Hat Storage technologies for their storage needs.

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

Consulting. We offer the services of experienced consultants focused on our offerings to assist with the technology and strategic infrastructure needs of our customers. Our consulting services include assessments, proofs of concept, implementations, upgrade planning, platform migrations, solution integration and application development.

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

Training. Our training services consist of an array of interactive courses and certification exams designed to meet the diverse needs of our customers. We deliver courses and exams worldwide in on-site, classroom and online settings. Courses span topics such as system administration, deployment, management and security, and enterprise application development and integration. Certifications include Red Hat Certified Architect, Red Hat Certified Engineer, Red Hat Certified JBoss Administrator, Red Hat Certified JBoss Developer, Red Hat Certified System Administrator, Red Hat Certified System Administrator in Red Hat OpenStack, Red Hat Certified Virtualization Administrator and Red Hat Certificates of Expertise in a variety of specialties. We also offer training through our Red Hat Learning Subscription, which is a tiered, subscription-based offering that includes access to all of our online courses and labs and can be delivered on demand at each user’s own pace.

By providing consulting and support services that help to enable infrastructure, application integration and middleware solutions in hybrid cloud environments, we facilitate further adoption and use of our technologies in the enterprise. In addition, our training services provide customers and partners with skilled Red Hat certified professionals who often serve as internal open source advocates, increasing opportunities for successful adoption and use of our technologies. Our service capabilities promote and reinforce the use of open source technologies as well as our Red Hat brands.

COMPETITION

The rapidly evolving and intensely competitive enterprise software industry is characterized by new and evolving industry standards, disruptive technology developments and frequent new product introductions by both new and established IT companies. We compete with a number of large and well-established companies that have significantly greater financial resources, larger development staffs and more extensive marketing and distribution capabilities. We also compete with emerging start-up companies that may be able to innovate and provide products and services faster than we can. No assurance can be given that our efforts to compete effectively will be sufficient.

We believe that the major factors affecting the competitive landscape for our offerings include:

•	the name and reputation of the vendor or competitive offering;

•	the product price, performance, reliability, security and functionality;

•	the partnerships of the vendor with major industry hardware and/or software providers;

•	the channel strength and number of channel partners of the vendor;

•	the financial and value relationship of subscription services;

•	the availability of third-party enterprise applications that are compatible with the technology;

•	the speed with which customers transition to cloud computing environments and the type of cloud computing environments utilized (public, private or hybrid);

•	the breadth of hardware and software ecosystem compatibility, including the ability to move IT workloads among various cloud offerings;

•	the number of cloud service providers;

•	the management framework for administering the software technologies;

•	the quality of consulting and support services;

•	the number of customer and company reference accounts;

•	the ability to attract and retain qualified technical and other employees;

•	the ability to influence enterprise software developers to write more applications that are compatible with our technologies;

•	the ability of the vendor to quickly diagnose software issues and provide patches and other solutions; and

•	the strength of the vendor’s relationships and reputation in the open source community.

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

With respect to our virtualization offerings, our competitors include Microsoft, Oracle and VMware. Microsoft and VMware offer virtualization technologies that are certified and supported with Red Hat Enterprise Linux operating system offerings, and Microsoft supports its server operating systems and application servers running on our virtualization offerings.

With respect to our middleware offerings, our competitors include IBM, Microsoft, MuleSoft, Inc., Oracle and Pivotal Software, Inc. (“Pivotal”). Most of these vendors offer the majority of their middleware products under a typical proprietary software license model. IBM and Oracle often bundle hardware and software for their customers, making it more difficult for us to penetrate their customer bases. Our middleware offerings are heavily dependent on the Java computing platform, which is controlled by Oracle.

With respect to our cloud technologies, we compete with companies that provide tools for enterprises to create private clouds, such as HPE, Microsoft, Mirantis Inc., Oracle, Pivotal and VMware, companies that provide platform as a service offerings, such as IBM, Oracle, Pivotal and SAP, and companies that provide public clouds with, and that allow users to consume, computing resources as a service without the need to purchase equipment or software, such as Amazon, Google and Microsoft.

With respect to our mobile offerings, our competitors include IBM, Oracle, salesforce.com, inc. (“Salesforce”) and SAP as well as more mobile-focused companies such as AnyPresence, Inc., Kinvey, Inc. and Kony, Inc. Increasingly, cloud service providers are also offering mobile development services as part of their enterprise cloud offerings.

With respect to our storage offerings, we compete with companies that provide storage products, such as EMC and NetApp. Public cloud service providers, such as Amazon, Google and Microsoft, also offer storage capabilities.

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

SOFTWARE ENGINEERING AND DEVELOPMENT

We have invested, and intend to continue to invest, significant resources in research and development. We expended $480.7 million, $413.3 million and $367.9 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively, in research and development costs. We focus and modify our research and development efforts based on our business strategy, the needs of users and changes in the marketplace. Our development efforts are currently focused on adding new or improved functionality to our offerings that is needed by customers or that supports the expansion of our third-party hardware and software ecosystem. However, any upgrades and enhancements are offered on an if-and-when-available basis. Red Hat is also investing in developing new software offerings and enabling new forms of development that are aimed at customers who seek hybrid, private and public cloud computing solutions. Our software engineers collaborate with open source software development teams working through open source communities, such as Apache Camel, the CentOS project, the

Ceph community project, the Cloud Native Computing Foundation, the Fedora Project, GlusterFS, the JBoss community projects, Kubernetes, the Linux kernel, the Open Container Initiative, the OpenDaylight Project, Open Platform for NFV, OpenShift Origin and OpenStack. This involvement enables us to remain abreast of, and in some instances lead, certain technical advances, plans for development of new features and timing of releases, as well as other information related to the management of open source projects.

Our software engineers make development contributions to many components comprising Red Hat software offerings and provide leadership within the various open source communities across many of the core components. Our software engineers also perform extensive testing of Red Hat technologies. We use various industry recognized methods of quality assurance testing to seek to ensure that our technologies are ready for use by our customers when delivered. We also work closely with leading hardware and software vendors to seek to ensure that their hardware and applications will operate effectively with Red Hat platforms.

INTELLECTUAL PROPERTY

Our offerings, including Red Hat Enterprise Linux and Red Hat JBoss Middleware, are built primarily from software components licensed under various open source licenses. While some components are developed by our employees, Red Hat obtains many components from software developed and released by contributors to independent open source software development projects. Open source licenses grant licensees broad permissions to use, copy, modify and redistribute the software. Certain open source licenses, such as the GPL, impose significant limits on a distributor’s ability to license derivative works under more restrictive terms and generally require the distributor to disclose the source code of such works. The inclusion of software components governed by such licenses in our offerings limits our ability to use traditional proprietary software licensing models for those offerings. As a result, while we have substantial copyright interests in our software technologies, open source development and licensing practices may have the effect of limiting the value of our software copyright assets. Consequently, our trademarks may represent our most valuable intellectual property.

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

Red Hat also seeks patent protection for some of the innovative ideas of our software developers and other employees. Some of these inventions are applicable to our current technologies, while others provide protection to new and other technologies. Moreover, our principal objectives in seeking patent protection are to provide a measure of deterrence against the potential patent infringement claims of third parties and to a more limited extent to help ensure that new technologies and innovations covered by our patents remain open. As part of Red Hat’s commitment to the open source community, we provide our Patent Promise, an undertaking, subject to certain limitations, not to enforce our patent rights against users of open source software covered by certain open source licenses. This permits the development and distribution of open source applications by third parties that could otherwise infringe on our patents. For these reasons, it is unlikely that our patents will, of themselves, provide us substantial revenue.

Third parties have, in the past, asserted and, in the future, may assert, infringement claims against us which may result in costly litigation or require us to obtain a license to third-party intellectual property rights. See Part I, Item 3, “Legal Proceedings”. There can be no assurance that such licenses will be available on reasonable terms or at all, which could have a material adverse effect on our business, operating results and financial condition. Red Hat regularly commits to its subscription customers that if portions of our offerings are found to infringe third-party intellectual property rights we will, at our expense and option: obtain the right for the customer to continue to use the technology consistent with their subscription agreement with us; modify the technology so that its use is non-infringing; or replace the infringing component with a non-infringing component, and defend them against specified infringement claims. Although we cannot predict whether we will need to satisfy these commitments and we often have limitations on these commitments, satisfying these commitments could be costly, be time-consuming, divert the attention of technical and management personnel, and adversely affect our business, financial condition, operating results and cash flows.

We also generally enter into confidentiality and nondisclosure agreements with our employees and consultants and seek to control access to and distribution of our confidential documentation and other proprietary information.

EMPLOYEES

As of February 28, 2017, Red Hat had approximately 10,500 employees.

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

RISKS RELATED TO BUSINESS UNCERTAINTY

We face intense competition.

The enterprise software industry is rapidly evolving and intensely competitive, and is subject to changing technologies, shifting customer needs, and frequent introductions of new products and services by both new and established information technology (“IT”) companies. We compete based on our ability to provide our customers with enterprise software and related service offerings that best meet their needs at a compelling price. We expect that competition will continue to be intense, and there is a risk that our competitors’ products may provide better performance or include additional features when compared to our offerings. Competitive pressures could also affect the prices we may charge or the demand for our offerings, resulting in reduced profit margins and loss of market share.

Our current and potential competitors range from large and well-established companies to emerging start-ups. Some of our competitors have significantly greater financial resources and name recognition, larger development and sales staffs and more extensive marketing and distribution capabilities. Certain competitors also bundle hardware and software offerings, making it more difficult for us to penetrate their customer bases, while other competitors may be able to innovate and provide products and services faster than we can. As the enterprise software industry evolves, the competitive pressure for us to innovate encompasses a wider range of products and services, including new offerings that require different expertise than our current offerings. Moreover, if we are unable to effectively communicate the value of our subscription model, we may not compete effectively in attracting new, and maintaining existing, customers.

Given the rapid evolving nature of the enterprise software industry, the competitive landscape and the nature of the competition is constantly changing. Consolidation and divestitures in the technology industry are trends that we expect to continue as companies attempt to strengthen or maintain market positions as the technology industry evolves. Industry consolidation may affect competition by creating larger and potentially stronger competitors in the markets in which we compete or competitors that position themselves as key or single-source vendors providing end-to-end technology solutions for the data center. Moreover, other companies may currently be planning to or are under pressure by stockholders to divest businesses. These divestitures may result in additional competitors that may have an advantage by focusing on a single product or service. We also compete in certain areas with our partners and potential partners, some of which may form from time to time new strategic alliances designed to position one or more of them as a key or single-source vendor, and this may adversely impact our relationship with an individual partner or a number of partners.

Our efforts to compete effectively may not be sufficient, which may adversely affect our business, financial condition, operating results and cash flows.

Our continued success depends on our ability to adapt to a rapidly changing industry. Investment in new offerings, business strategies and initiatives could disrupt our ongoing business and may present risks not originally contemplated.

We operate in highly competitive markets that are characterized by rapid technological change, such as the transition of many of our enterprise customers to cloud computing environments and frequent new product and service announcements. Our continued success will depend on our ability to adapt to rapidly changing technologies and user preferences, to adapt our offerings to evolving industry standards, to predict user preferences and industry changes in order to continue to provide value to our customers and to improve the performance and reliability of our offerings. Our failure to adapt to such changes could harm our business, and our efforts to adapt to such changes could require substantial expenditures on our part to modify our offerings or infrastructure. Delays in developing, completing or delivering new or enhanced offerings and technologies could result in delayed or reduced revenue for those offerings and could also adversely affect customer acceptance of those offerings and technologies. The success of new and enhanced offering introductions depends on several factors, including our ability to invest significant resources in research and development in order to enhance our existing offerings and introduce new offerings in a timely manner, successfully promote the offerings, manage the risks associated with the offerings, make sufficient resources available to support the offerings and address any quality or other defects in the early stages of introduction. Even if we are able to enhance our existing offerings or introduce new offerings that are well perceived by the market, if our marketing or sales efforts do not generate interest in or sales for these offerings, they may be unsuccessful.

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

Our success depends in part on our ability to continue to establish and maintain strategic relationships with industry-leading cloud service providers, hardware original equipment manufacturers (“OEMs”), independent software vendors (“ISVs”) and system integrators (“SIs”), such as Amazon.com, Inc. (“Amazon”), Cisco Systems, Inc., Dell Inc., Fujitsu Limited, Hewlett Packard Enterprise Company, International Business Machines Corporation, Microsoft Corporation (“Microsoft”), NEC Corporation, Oracle Corporation, SAP SE and others, to help us attract and retain a larger customer base. Many of these strategic partners have engineered and certified that their technologies run on or with our offerings and, in some cases, have built their products and solutions using our offerings. We may not be able to maintain these relationships or replace them on attractive terms in the future. Some of our strategic partners offer competing products and services. As a result of these factors, many of the companies with which we have strategic alliances may choose to pursue alternative technologies and develop alternative products and services in addition to or in lieu of our offerings, either on their own or in collaboration with others, including our competitors. Moreover, we cannot guarantee that the companies with which we have strategic relationships will market our offerings effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support. As our agreements with strategic partners terminate or expire, we may be unable to renew or replace these agreements on comparable terms, or at all.

We rely, to a significant degree, on indirect sales channels for the distribution of our offerings, and disruption within these channels could adversely affect our business, financial condition, operating results and cash flows.

We use a variety of different indirect distribution methods for our offerings, including channel partners, such as certified cloud and service providers, distributors, embedded technology partners, OEMs, ISVs, SIs and value added resellers. A number of these partners in turn distribute via their own networks of channel partners with whom we have no direct relationship. These relationships allow us to offer our technologies to a much larger customer base than we would otherwise be able through our direct sales and marketing efforts.

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

A portion of our sales to government entities have been made indirectly through our channel partners. Government entities may have statutory, contractual, or other legal rights to terminate contracts with our channel partners for convenience or due to a default, and any such termination may adversely impact our future operating results. Government entities routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in a government entity refusing to continue buying our offerings, a reduction of revenue or fines or civil or criminal liability if the audit uncovers improper or illegal activities.

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

Economic weakness and uncertainty, tightened credit markets and constrained IT spending from time to time contribute to slowdowns in the technology industry, as well as in the industries of our customers and the geographic regions in which we operate, which may result in reduced demand and increased price competition for our offerings. Our operating results in one or more geographic regions or customer industries may also be affected by uncertain or changing economic conditions within that region or industry. Uncertainty about future economic conditions may, among other things, negatively impact our current and prospective customers and result in delays or reductions in technology purchases or lengthen our sales cycle. Adverse economic conditions also may negatively impact our ability to obtain payment for outstanding debts owed to us by our customers or other parties with whom we do business. In addition, such conditions may impact our investment portfolio, and we could determine that some of our investments have experienced an other-than-temporary decline in fair value, requiring an impairment charge that could adversely impact our financial condition and operating results. Also, such conditions may make it more difficult to forecast operating results. If global economic conditions, or economic conditions in the U.S., Europe, Asia or in other key geographic regions or customer industries, were to deteriorate, current and prospective customers may delay or reduce their IT spending, which could adversely affect our business, financial condition, operating results and cash flows.

If we fail to effectively manage our growth, our business, financial condition, operating results and cash flows could be adversely affected.

We have expanded our operations significantly in recent years. For example, our total revenue increased from $2.05 billion for the fiscal year ended February 29, 2016 to $2.41 billion for the fiscal year ended February 28, 2017 (“fiscal 2017”). Moreover, the total number of our employees increased from approximately

8,800 as of February 29, 2016 to approximately 10,500 as of February 28, 2017. In addition, we continue to explore ways to extend our offerings and geographic reach. Our growth has placed and will likely continue to place a strain on our management systems, information systems, resources and internal controls. Our ability to successfully provide our offerings and implement our business plan requires adequate information systems and resources, internal controls and oversight from our senior management. As we expand in international markets, these challenges increase as a result of the need to support a growing business in an environment of multiple languages, cultures, customs, legal systems, dispute resolution systems, regulatory systems and commercial practices. As we grow, (i) we may not be able to adequately screen and hire or adequately train, supervise, manage or develop sufficient personnel, and (ii) we may not be able to develop or effectively manage our controls, oversight functions or information systems. If we are unable to effectively manage our growth, our business, financial condition, operating results and cash flows could be adversely affected.

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

•	increasing or adding operating expenses related to the acquired business or technology;

•	maintaining or establishing acceptable standards, controls, procedures and policies;

•	disrupting our ongoing business and distracting management;

•

impairing relationships with our employees, partners or customers as a result of any integration of new management and other personnel, products or technology or as a result of the changes in the competitive landscape affected by the transaction;

•	maintaining good relationships with customers or business partners of the acquired business;

•	effectively evaluating talent at an acquired business or identifying cultural challenges associated with integrating employees from the acquired business into our organization;

•	losing key employees of the acquired business;

•	incorporating and further developing acquired products or technology into our offerings and maintaining quality standards consistent with our brands;

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

We depend on our key employees, and our inability to attract and retain such employees could adversely affect our business or diminish our brands.

Competition in our industry for qualified employees, especially technical employees, is intense and our competitors may directly target our employees. Our inability to attract and retain key employees could hinder our influence in open source projects and seriously impede our success. We have from time to time in the past experienced, and we may experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited, that they have divulged proprietary or other confidential information, or that their former employers own their inventions or other work product. Moreover, the loss of these key employees, particularly to a competitor, some of which may be in a position to offer greater compensation, and any resulting loss of customers could reduce our market share and diminish our brands.

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

Our emerging technology offerings, which include our cloud, mobile and storage offerings, are based on developing technologies and business models, the success of which will depend on the technological and operational benefits and cost savings associated with the adoption of these technologies. These technologies are rapidly evolving, and their development is a complex and uncertain process requiring high levels of innovation and investment as well as the accurate anticipation of technology trends, market demand and customer needs. We expect competition to remain intense and, as with many emerging IT sectors, these technologies may be subject to a “first mover” effect pursuant to which certain product offerings rapidly capture a significant portion of market share and developer attention. Moreover, we may make errors in reacting to relevant business trends and predicting which technologies will be successful or otherwise develop into industry standards.

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

We may experience a decline in the demand for our offerings.

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

An increased focus on developing and providing emerging technology offerings may place a greater emphasis on marketing more holistic solutions, rather than individual offerings. Consequently, we may need to adapt our marketing and pricing strategies for our offerings, our customers’ purchasing decisions may become more complex and require additional levels of approval and the duration of sales cycles for our offerings may increase.

If demand for our offerings declines, our business, financial condition, operating results and cash flows could be adversely affected.

If our customers do not renew their subscription agreements with us, or if they renew on less favorable terms, our business, financial results, operating results and cash flows may be adversely affected.

Our customers may not renew their subscriptions after the expiration of their subscription agreements and in fact some customers elect not to do so. In addition, our customers may opt for a lower-priced edition of our offerings or for fewer subscriptions. We have limited historical data with respect to rates of customer subscription renewals, so we cannot accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our offerings and their ability to continue their operations and spending levels. Government contracts could be subject to future funding that may affect the extension or termination of programs and generally are subject to the right of the government to terminate for convenience or non-appropriation. If we experience a decline in the renewal rates for our customers or they opt for lower-priced editions of our offerings or fewer subscriptions, our business, financial condition, operating results and cash flows may be adversely affected.

Our business model may encounter customer resistance.

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

As technologies and the markets for our enterprise offerings change, our annual or multi-year subscription-based business model may no longer meet the needs of our customers. For example, a business model based on annual or multi-year subscriptions may no longer be competitive in an environment where disruptive technologies (such as cloud computing) enable customers to consume competitive offerings available from companies such as Amazon, Google Inc. and Microsoft on an hourly basis or for free. We also develop and offer these disruptive technologies with consumption-based pricing, which may have an effect on the demand for our subscription-based offerings.

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

Our business involves the production and distribution of enterprise software technologies, as well as hosting applications. As part of our business, we (or third parties with whom we contract) receive, store and process our data, as well as our customers’ and partners’ data. While we take security and testing measures relating to our offerings and operations, those measures may not prevent security breaches and data loss that could harm our business or the businesses of our customers and partners. Advances in computer capabilities, new discoveries in the field of cryptography, inadequate technology or facility security measures or other factors may result in data loss or a compromise or breach of our systems and the data we receive, store and process (or systems and the data received, stored and processed by third parties with whom we contract). These security measures may be breached or data lost as a result of actions by third parties, employee error (such as weak passwords or unencrypted devices), malfeasance or vulnerabilities (including vulnerabilities of our vendors) or security bugs found in software code. A party who is able to circumvent security measures or exploit inadequacies in security measures, could, among other things, misappropriate proprietary information (including information about our employees, customers and partners, our customers’ information, financial data and data that others could use to compete against us), cause the loss or disclosure of some or all of this information, cause interruptions or denial of service in our or our customers’ operations, cause delays in development efforts or expose customers (and their customers) to computer viruses or other disruptions or vulnerabilities. A compromise to these systems could remain undetected for an extended period of time, exacerbating the impact of that compromise. These risks may increase as we continue to grow our cloud, mobile and services offerings and as we receive, store and process more of our customers’ data. Actual or perceived vulnerabilities may lead to regulatory investigations, claims against us by customers, partners or other third parties, or costs, such as those related to providing customer notifications and fraud monitoring. While our customer agreements typically contain provisions that seek to limit our liability, there is no assurance these provisions will be enforceable and effective under applicable law. In addition, the cost and operational consequences of implementing further data protection measures could be significant. Moreover, because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any loss of data or compromise of our systems or the data we receive, store or process (or systems and the data received, stored and processed by third parties with whom we contract) could result in a loss of confidence in the security of our offerings, damage our reputation, loss of channel or strategic partners, lead to legal liability and adversely affect our business, financial condition, operating results and cash flows.

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

We derive, and expect to continue to derive, a portion of our revenue from U.S. and foreign governments. Government deficit reduction and austerity measures can place pressure on U.S. and foreign government spending. The termination of, or delayed or reduced funding for, government-sponsored programs and contracts from which we derive revenue could adversely affect our business, financial condition, operating results and cash flows.

We may be unable to predict the future course of open source technology development, which could reduce the market appeal of our offerings, damage our reputation and adversely affect our business, financial condition, operating results and cash flows.

We do not exercise control over many aspects of the development of open source technology. Different groups of open source software programmers compete with one another to develop new technology. Typically, the technology developed by one group will become more widely used than that developed by others. If we acquire or adopt new technology and incorporate it into our offerings but competing technology becomes more widely used or accepted, the market appeal of our offerings may be reduced, which could harm our reputation, diminish our brands and adversely affect our business, financial condition, operating results and cash flows.

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

We are vulnerable to claims that our technologies infringe third-party intellectual property rights, and an unfavorable legal decision affecting our intellectual property could adversely affect our business.

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

When we undertake actions to protect and maintain ownership and control over our intellectual property, including patents, copyrights and trademark rights, our standing in the open source community could be adversely affected as the community supports the ability to write and share code freely. This in turn could limit our ability to continue to rely on this community, upon which we are dependent, as a resource to help develop and improve our technologies and further our research and development efforts, which could adversely affect our business.

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

We provide offerings, such as Red Hat OpenShift, that enable users to exchange information, advertise products and services, conduct business, and engage in various online activities. The law relating to the liability of providers of these online offerings for activities of their users is relatively unsettled and still developing both in the U.S. and internationally and may be significantly different from jurisdiction to jurisdiction. Claims could be brought against us based on the nature and content of information that we publish or to which we provide links or that may be posted online or generated by us or by third parties, including our customers. In addition, we could be subject to domestic or international actions alleging that certain content we have generated or third-party content that we have made available within our services violates applicable law.

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

Our fourth fiscal quarter has historically been our strongest quarter for sales. This pattern has become more pronounced as the number of customers with renewal dates occurring in the last half of our fiscal year has continued to increase. Additionally, a significant portion of our quarterly sales typically occur during the last weeks of the quarter and our operating results may be adversely impacted if we do not have sufficient time to bill and collect from our customers in the same quarter or fiscal year. Some of our customers may wait until the end of the quarter to negotiate their contracts in the hope of obtaining more favorable terms, which can also impede our ability to execute these contracts within the same quarter. Moreover, as an increasing number of customers enter into larger, multi-year transactions with us, such transactions tend to have longer sales cycles and can involve customers choosing to pay annually, which may impact our quarterly operating results. If, among other considerations, our future financial performance falls below the expectations of securities analysts or investors or we are unable to increase or maintain profitability, the market price of our common stock may decline.

We may not be able to meet the financial and operational challenges that we will encounter as our international operations, which represented approximately 41.9% of our total revenue for fiscal 2017, continue to expand.

Our international operations accounted for approximately 41.9% of total revenue for fiscal 2017. As we expand our international operations, we may have difficulty managing and administering a globally dispersed business and we may need to expend additional funds to, among other activities, reorganize our sales force and technical support services team, outsource or supplement general and administrative functions, staff key management positions, obtain additional information technology infrastructure and successfully localize offerings for a significant number of international markets, which may adversely affect our operating results. Additional challenges associated with the conduct of our business globally that may adversely affect our operating results include:

•	fluctuations in exchange rates;

•	pricing environments;

•	longer payment cycles and less financial stability of customers;

•	economic, political, compliance and regulatory risks associated with specific countries;

•

laws and policies of the U.S. and other jurisdictions affecting trade, foreign investment, loans, immigration and taxes, including any adverse effects that may result from the recent changes in U.S. government and the United Kingdom’s vote to exit the European Union;

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

•	difficulty in staffing, developing and managing foreign operations as a result of distance and language, legal, cultural and other differences;

•	different employee/employer relationships and the existence of works councils and labor unions;

•	difficulty maintaining quality standards consistent with our brands;

•	export and import laws and regulations that could prevent us from delivering our offerings into and from certain countries;

•	public health risks and natural disasters, particularly in areas in which we have significant operations;

•	limitations on the repatriation and investment of funds and foreign currency exchange restrictions;

•	changes in import/export duties, quotas or other trade barriers that could affect the competitive pricing of our offerings and reduce our market share in some countries; and

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

During fiscal 2017, a substantial portion of our subscription revenue was derived from our Red Hat Enterprise Linux offerings. Although we are continuing to develop other offerings, we expect that revenue from Red Hat Enterprise Linux will constitute a majority of our revenue for the foreseeable future. Declines and variability in demand for Red Hat Enterprise Linux could occur as a result of:

•	competitive products and pricing;

•	failure to release new or enhanced versions of Red Hat Enterprise Linux on a timely basis, or at all;

•	maturity of the market for Red Hat Enterprise Linux;

•	technological change that we are unable to address with Red Hat Enterprise Linux; or

•	future economic conditions.

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

A portion of our business is conducted in currencies other than the U.S. dollar. Changes in exchange rates among other currencies and the U.S. dollar may affect our revenue, operating expenses and operating margins, which are reported in U.S. dollars. We cannot predict the impact of future exchange rate fluctuations. As we expand international operations, our exposure to exchange rate fluctuations may increase. We may use financial instruments, primarily forward purchase contracts, to economically hedge currency commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations. If these hedging activities are not successful or we change or reduce these hedging activities in the future, we may experience significant unexpected expenses from fluctuations in exchange rates. For information regarding our hedging activity, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”.

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

We are subject to income and other taxes in the U.S. and in numerous foreign jurisdictions. Our domestic and foreign tax liabilities are dependent on the jurisdictions in which profits are determined to be earned and taxed. Additionally, the amount of taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we operate. Changes in tax laws, or in judicial or administrative interpretations of tax laws, could have an adverse effect on our business, financial condition, operating results and cash flows. Significant judgment, knowledge and experience are required in determining our worldwide provision for income taxes. Our future effective tax rate is impacted by a number of factors including changes in the valuation of our deferred tax assets and liabilities, increases in expenses not deductible for tax, including impairment of goodwill in connection with acquisitions, and changes in available tax credits. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly subject to audits by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Economic and political pressures to increase tax revenue in various jurisdictions may make resolving tax disputes more difficult. The results of an audit or litigation could adversely affect our financial statements in the period or periods for which that determination is made.

We earn a significant amount of our operating income from outside the U.S., and any repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates for the company. In addition, there have been proposals to change U.S. tax laws that would significantly impact how U.S. multinational corporations are taxed on foreign earnings, including recent proposals to change a number of international tax practices and principles recently recommended by the Organization for Economic Co-operation and Development’s (“OECD’s”) Base Erosion and Profit Shifting (“BEPS”) project. Although we cannot predict whether or in what form any legislation based on such proposals may be adopted by the countries in which we do business, future tax reform based on such proposals may increase the amount of taxes we pay and adversely affect our operating results and cash flows.

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

If we fail to maintain an effective system of disclosure controls or internal control over financial reporting, including satisfaction of the requirements of the Sarbanes-Oxley Act, we may not be able to accurately or timely report on our financial results or adequately identify and reduce fraud. As a result, the financial condition of our business could be adversely affected, current and potential future stockholders could lose confidence in us and/or our reported financial results, which may cause a negative effect on our trading price, and we could be exposed to litigation or regulatory proceedings, which may be costly or divert management attention.

Changes in accounting principles and guidance, or their interpretation, could result in unfavorable accounting charges or effects, including changes to previously filed financial statements, which could cause our stock to decline.

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. These principles are subject to interpretation by the U.S. Securities and Exchange Commission and various bodies formed to create and interpret appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a significant effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results. For example, in May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This guidance is effective for us beginning the first quarter of our fiscal year ending February 28, 2019. For a discussion of the potential impact that the implementation of ASU 2014-09 will have on our consolidated financial statements and related disclosures, see NOTE 2—Summary of Significant Accounting Policies to our Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data”.

Our investment portfolio is subject to credit and liquidity risks and fluctuations in the market value of our investments and interest rates. These risks may result in an impairment of, or the loss of all or a portion of, the value of our investments, an inability to sell our investments or a decline in interest income.

We maintain an investment portfolio of various holdings, types and maturities. Our portfolio as of February 28, 2017 consisted primarily of money market funds, U.S. government and agency securities, European sovereign and agency securities with a rating of AA or higher, certificates of deposit, and corporate securities. Although we follow an established investment policy and seek to minimize the risks associated with our investments by investing primarily in investment grade, highly liquid securities and by limiting the amounts invested with any one institution, type of security or issuer, we cannot give assurances that the assets in our investment portfolio will not lose value or become impaired, or that our interest income will not decline.

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

In addition, a substantial number of shares of our common stock are reserved for instruments issued under our equity compensation plans, including for the issuance upon the exercise of stock options and the vesting of performance share units, restricted stock, restricted stock units and deferred stock units. A substantial number of shares of our common stock are also reserved in relation to the convertible notes, the convertible note hedge and warrant transactions and our employee stock purchase plan. We may not be able to predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of equity or equity-linked securities.

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

In addition to our headquarters, we have leased office facilities in over 35 countries and more than 90 locations. Significant locations in North America include Ann Arbor, Michigan; Atlanta, Georgia; Chicago, Illinois; Durham, North Carolina; Mahwah, New Jersey; McLean, Virginia; Montreal, Canada; Mountain View, California; New York, New York; Plano, Texas; Toronto, Canada and Westford, Massachusetts. Significant locations in Latin America include Bogota, Colombia; Buenos Aires, Argentina; Mexico City, Mexico; Santiago, Chile and Sao Paulo, Brazil. Significant locations in EMEA include Amsterdam, Netherlands; Barcelona, Spain; Brno, Czech Republic; Cork, Ireland; Farnborough, United Kingdom; Frankfurt, Germany; London, United Kingdom; Madrid, Spain; Milan, Italy; Munich, Germany; Paris, France; Ra’anana, Israel; Rome, Italy; Stockholm, Sweden; Stuttgart, Germany and Waterford, Ireland. Significant locations in Asia Pacific include Beijing, China; Bengaluru, India; Brisbane, Australia; Canberra, Australia; Hong Kong; Melbourne, Australia; Mumbai, India; New Delhi, India; Pune, India; Seoul, South Korea; Singapore; Sydney, Australia and Tokyo, Japan. We believe that in all material respects our properties have been satisfactorily maintained, are in good condition and are suitable for our operations.

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

Market Information

Our common stock trades on the New York Stock Exchange under the symbol “RHT”. The chart below sets forth the high and low sales price for each of the quarters of fiscal 2017 and fiscal 2016.

	FY 2017		FY 2016
Quarter	High	Low	High	Low
First	$77.56	$65.43	$79.35	$65.00
Second	$81.81	$70.09	$81.49	$67.01
Third	$82.73	$71.52	$83.00	$68.36
Fourth	$85.01	$68.54	$84.44	$59.59

Holders

As of April 19, 2017, we estimate that there were 1,195 registered stockholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future.

Stock Performance Graph

The following graph shows a comparison of cumulative total return (equal to dividends plus stock appreciation) during the period from February 29, 2012 through February 28, 2017 for:

•	Red Hat, Inc.;

•

a peer group consisting of Adobe Systems Incorporated, Akamai Technologies, Inc., ANSYS, Inc., Autodesk, Inc., Cadence Design Systems, Inc., Citrix Systems, Inc., Intuit Inc., Jack Henry & Associates, Inc., NetApp, Nuance Communications, Inc., Open Text Corporation, PTC Inc., Salesforce, Symantec, Synopsys, Inc., Verint Systems Inc., Verisign, Inc. and VMware (the “Stock Performance Peer Group”); and

•	the S&P 500 Index.

We are required to provide a line-graph presentation comparing cumulative, five-year stockholder returns on an indexed basis with a broad equity market index and either a published industry index or an index of peer companies selected by Red Hat. In our index of peer group companies, we have selected peer companies considered to be peers for purposes of benchmarking executive compensation during fiscal 2017.

COMPARISON OF FIVE-YEAR CUMULATIVE

TOTAL RETURN AMONG RED HAT,

STOCK PERFORMANCE PEER GROUP AND S&P 500 INDEX

	2/29/2012	2/28/2013	2/28/2014	2/28/2015	2/29/2016	2/28/2017
RED HAT, INC.	$100.00	$102.73	$119.27	$139.75	$132.13	$167.43
PEER GROUP	$100.00	$99.66	$129.60	$141.56	$129.86	$180.67
S&P 500 INDEX	$100.00	$113.46	$142.25	$164.30	$154.13	$192.63

Notes:

•	Assumes initial investment of $100.00 on February 29, 2012. Total return includes reinvestment of dividends.

•	If the annual interval, based on the fiscal year-end, ends on a day that is not a trading day, the preceding trading day is used.

•

The information included under the heading “Stock Performance Graph” in Item 5 of this Annual Report on Form 10-K is “furnished” and not “filed” and shall not be deemed to be “soliciting material” or subject to Regulation 14A, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act or otherwise subject to the limitations of that section, and shall not be deemed incorporated by reference in any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act, whether made before or after the date of this report and irrespective of any general incorporation by reference language in any such filing.

•	The stock price performance shown in the graph is not necessarily indicative of future price performance.

Issuer Purchases of Equity Securities

The table below sets forth information regarding the Company’s purchases of its common stock during its fourth fiscal quarter ended February 28, 2017:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 1, 2016 – December 31, 2016	772,075	$70.06	772,075	$721.1 million
January 1, 2017 – January 31, 2017	1,050,041	$73.60	1,005,049	$647.1 million
February 1, 2017 – February 28, 2017	147,693	$77.14	147,693	$635.7 million

Total	1,969,809		1,924,817

(1)	During the three months ended February 28, 2017, the Company withheld an aggregate of 44,992 shares of its common stock (with a weighted average share price of $72.99) from employees to satisfy minimum tax withholding obligations relating to the vesting of restricted share awards. These shares were not withheld pursuant to the programs described in Note (2) below.
(2)	On June 22, 2016, the Company announced that its Board authorized the repurchase of up to $1.0 billion of Red Hat’s common stock from time to time on the open market or in privately negotiated transactions. The program, which replaced a previous repurchase program, commenced on July 1, 2016, and will expire on the earlier of (i) June 30, 2018 or (ii) a determination by the Board, Chief Executive Officer or Chief Financial Officer to discontinue the program.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for each of the Company’s fiscal years in the five-year period ended February 28, 2017. The selected balance sheet data as of February 28, 2017 and February 29, 2016 and the selected statement of operations data for the fiscal years ended February 28, 2017, February 29, 2016, and February 28, 2015 are derived from our Consolidated Financial Statements contained in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein. The selected statement of operations data for the fiscal years ended February 28, 2014 and February 28, 2013 is derived from our Consolidated Financial Statements contained in the Annual Report on Form 10-K for the fiscal year ended February 28, 2014, and the selected balance sheet data as of February 28, 2015, February 28, 2014 and February 28, 2013 is presented including the effects of retrospective application of relevant adopted Accounting Standards Updates.

	Fiscal Years Ended
	February 28, 2017	February 29, 2016	February 28, 2015	February 28, 2014	February 28, 2013
	(in thousands, except per share data)
SELECTED STATEMENT OF OPERATIONS DATA
Revenue:
Subscriptions	$2,135,780	$1,803,449	$1,561,234	$1,336,771	$1,148,341
Training and services	276,023	248,781	228,255	197,844	180,476

Total subscription and training and services revenue	$2,411,803	$2,052,230	$1,789,489	$1,534,615	$1,328,817
Gross profit	$2,057,425	$1,742,601	$1,516,290	$1,302,015	$1,128,217
Income from operations	$332,245	$288,048	$249,994	$232,289	$201,038
Interest income	$13,921	$11,673	$8,336	$6,645	$8,245
Interest expense	$23,822	$23,121	$9,394	$160	$267
Other income (expense), net	$(2,164)	$(1,735)	$6,562	$774	$736
Net income	$253,703	$199,365	$180,201	$178,282	$150,204
Net income per share:
Basic	$1.41	$1.09	$0.97	$0.94	$0.78
Diluted	$1.39	$1.07	$0.95	$0.93	$0.77
Weighted average shares outstanding:
Basic	179,642	182,817	186,529	189,920	193,147
Diluted	182,961	186,119	189,246	192,036	195,804

	As of
	February 28, 2017	February 29, 2016	February 28, 2015	February 28, 2014	February 28, 2013
	(in thousands)
SELECTED BALANCE SHEET DATA
Total cash, cash equivalents and available-for-sale investment securities	$2,133,231	$1,995,390	$1,808,743	$1,487,429	$1,318,373
Working capital	$424,629	$313,256	$549,410	$315,502	$294,272
Total assets	$4,535,185	$4,155,099	$3,784,569	$3,079,070	$2,807,942
Total deferred revenue (current and long-term)	$2,069,956	$1,722,544	$1,482,328	$1,289,197	$1,089,952
Convertible notes	$745,633	$723,942	$702,939	$—	$—
Stockholders’ equity	$1,247,320	$1,334,432	$1,288,338	$1,551,165	$1,520,161

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We derive our revenue and generate cash from customers primarily from two sources: (i) subscription revenue and (ii) training and services revenue. These arrangements typically involve subscriptions to Red Hat technologies. Our revenue is affected by, among other factors, corporate, government and consumer spending levels. In evaluating the performance of our business, we consider a number of factors, including total revenue, deferred revenue, operating income, operating margin and cash flows from operations. The arrangements with our customers that produce this revenue and cash are explained in further detail in this Part II, Item 7 under “Critical Accounting Estimates” and in NOTE 2—Summary of Significant Accounting Policies to our Consolidated Financial Statements.

We believe our success is influenced by: (i) the extent to which we can expand the breadth and depth of our offerings, (ii) our ability to enhance the value of our offerings through frequent and continuing innovation while maintaining platforms designed to be stable and secure over multi-year periods, (iii) the extent to which adoption of our emerging technology offerings by enterprises and similar institutions continues to increase, (iv) our involvement and leadership in key open source communities, which enable us to develop, enhance and maintain our offerings, (v) our ability to generate increasing revenue directly and through partners and other strategic relationships, including CCSPs, distributors, embedded technology partners, independent hardware vendors, independent software vendors, original equipment manufacturers (“OEMs”), systems integrators and value added resellers, (vi) our ability to generate new and recurring revenue for our offerings, (vii) the widespread and increasing deployment of open source technologies by enterprises and similar institutions, (viii) our software, hardware, application and cloud service certification programs, which are intended to create an ecosystem of technologies that are compatible with our offerings and supported by us, (ix) our ability to provide customers with consulting and training services that generate additional subscription revenue, and (x) our ability to provide greater subscription value, enhance the experience of our customers and promote customer loyalty by focusing on ways in which we can help our customers succeed.

In fiscal 2017 we focused on, and in fiscal 2018 we expect to focus on, among other things: (i) driving the widespread adoption of our offerings, (ii) expanding our portfolio of technology offerings that enable hybrid cloud computing, (iii) investing in the development of open source technologies and promoting the use of our technologies by software developers globally, (iv) pursuing strategic acquisitions and alliances, (v) expanding relationships with our existing customers, (vi) increasing revenue by promoting a range of services to help our customers derive additional value, (vii) expanding routes to market, and (viii) growing our presence in international markets.

Non-GAAP disclosures

In accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”), the income statements of our non-U.S. operations are translated into U.S. dollars using the average exchange rates for each month in an applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of transactions denominated in foreign currencies results in increased revenue, as stated in U.S. dollars, for our non-U.S. operations. Similarly, revenue, as stated in U.S. dollars, for our non-U.S. operations decreases if the U.S. dollar strengthens against foreign currencies. In this Part II, Item 7, we disclose non-GAAP amounts and growth rates that exclude the impact of foreign currency exchange rate fluctuations for fiscal 2017 in an effort to provide a comparable framework for assessing how our business performed when compared to fiscal 2016. To compute the non-GAAP impact of foreign currency exchange rate fluctuations, we translate amounts from our non-U.S. operations for fiscal 2017 using the average foreign currency exchange rate for the twelve months ended February 29, 2016.

Revenue

For fiscal 2017, total revenue increased 17.5%, or $359.6 million, to $2.41 billion from $2.05 billion for fiscal 2016. Excluding the impact of foreign currency exchange rate fluctuations, total revenue increased by 17.1% for fiscal 2017. The growth rates of subscription revenue by offering type, training and services revenue and total revenue, as reported and excluding the impact of foreign currency exchange rate fluctuations, for fiscal 2017 versus fiscal 2016 are as follows (in thousands):

	Fiscal Year Ended
	February 28, 2017	February 29, 2016	Year-Over- Year Growth Rate
Infrastructure-related subscription revenue, as reported	$1,696,443	$1,480,463	14.6%
Adjustment for foreign currency exchange rates	(8,895)	—

Infrastructure-related subscription revenue, excluding foreign currency impact	1,687,548	1,480,463	14.0%

Application Development-related and other emerging technology subscription revenue, as reported	439,337	322,986	36.0%
Adjustment for foreign currency exchange rates	(1,330)	—

Application Development-related and other emerging technology subscription revenue, excluding foreign currency impact	438,007	322,986	35.6%

Total subscription revenue, as reported	2,135,780	1,803,449	18.4%
Adjustment for foreign currency exchange rates	(10,225)	—

Total subscription revenue, excluding foreign currency impact	2,125,555	1,803,449	17.9%

Total training and services revenue, as reported	276,023	248,781	11.0%
Adjustment for foreign currency exchange rates	2,582	—

Total training and services revenue, excluding foreign currency impact	278,605	248,781	12.0%

Total subscription and training and services revenue, as reported	2,411,803	2,052,230	17.5%
Adjustment for foreign currency exchange rates	(7,643)	—

Total subscription and training and services revenue, excluding foreign currency impact	$2,404,160	$2,052,230	17.1%

Subscription revenue

Our enterprise technologies are delivered primarily under subscription agreements. These agreements typically have a one- or three-year subscription period. A subscription generally entitles a customer to, among other things, a specified level of support, as well as security updates, fixes, functionality enhancements, upgrades to the technologies, each if and when available, and compatibility with an ecosystem of certified hardware and software. Subscription revenue increased sequentially for each quarter of fiscal 2017, fiscal 2016 and fiscal 2015 and was driven primarily by the increased use of our offerings by customers and our expansion of sales channels and geographic footprint during these periods.

Subscription revenue increased 18.4%, or $332.3 million, for fiscal 2017 compared to fiscal 2016. Excluding the impact of foreign currency exchange rate fluctuations, subscription revenue increased by 17.9% for fiscal 2017. The increase in subscription revenue is driven primarily by additional subscriptions related to our principal Red Hat Enterprise Linux and Red Hat JBoss Middleware offerings, which continue to gain broader market acceptance in mission-critical areas of computing, and our expansion of sales channels and our geographic footprint. The increase is, in part, a result of the continued migration of enterprises in industries such as financial services, government, technology and telecommunications to our open source solutions from proprietary technologies.

Training and services revenue

Training and services revenue increased 11.0%, or $27.2 million, for fiscal 2017 as compared to fiscal 2016. Excluding the impact of foreign currency exchange rate fluctuations, training and services revenue increased by 12.0%. The increase is driven primarily by customer interest in new products and increased demand for our open source solutions.

Deferred revenue, billings proxy, seasonality and backlog

Deferred revenue

Our deferred revenue, current and long-term, balance at February 28, 2017 was $2.07 billion. Total deferred revenue at February 28, 2017 increased 20.2%, or $347.4 million, as compared to the balance of $1.72 billion at February 29, 2016. Excluding the impact of foreign currency exchange rate fluctuations, total deferred revenue increased by 20.3%, or $348.9 million, from February 29, 2016 to February 28, 2017. Because of our subscription model and revenue recognition policies, deferred revenue improves predictability of future revenue. For example, current deferred revenue provides a baseline for revenue to be recognized over the next twelve months. Similarly, long-term deferred revenue provides a baseline for revenue to be recognized beyond twelve months. Revenue derived from CCSPs for the delivery of our technologies as a service available on demand is recognized by us in the period earned and billed in arrears. As a result, revenue derived from CCSPs has no associated deferred revenue.

The increase in deferred revenue reported on our Consolidated Balance Sheets of $347.4 million differs from the increase of $348.5 million we reported on our Consolidated Statements of Cash Flows for fiscal 2017 as the amount reported on our Consolidated Statements of Cash Flows for fiscal 2017 excludes (i) the impact of changes in foreign currency exchange rates used to translate deferred revenue balances from our foreign subsidiaries’ functional currency into U.S. dollars and (ii) deferred revenue of approximately $0.4 million acquired as part of business combinations during the same period.

Current deferred revenue increased by 18.8%, or $239.9 million, to $1.51 billion at February 28, 2017 from $1.27 billion at February 29, 2016 and long-term deferred revenue increased by 23.9%, or $107.6 million, to $557.2 million at February 28, 2017 from $449.6 million at February 29, 2016. Excluding the impact of foreign currency exchange rate fluctuations, current deferred revenue increased by 18.8%, or $239.8 million, and long-

term deferred revenue increased by 24.3%, or $109.1 million, from February 29, 2016 to February 28, 2017. Below is a summary of our deferred revenue for February 28, 2017 and February 29, 2016 (in thousands):

	February 28, 2017	February 29, 2016	Year-Over- Year Growth Rate
Current deferred revenue, as reported	$1,512,762	$1,272,908	18.8%
Adjustment for foreign currency exchange rates	(83)	—

Current deferred revenue, excluding foreign currency impact	$1,512,679	$1,272,908	18.8%

Long-term deferred revenue, as reported	$557,194	$449,636	23.9%
Adjustment for foreign currency exchange rates	1,563	—

Long-term deferred revenue, excluding foreign currency impact	$558,757	$449,636	24.3%

Total deferred revenue, as reported	$2,069,956	$1,722,544	20.2%
Adjustment for foreign currency exchange rates	1,480	—

Total deferred revenue, excluding foreign currency impact	$2,071,436	$1,722,544	20.3%

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

Our annual billings proxy increased by 19.4%, or $447.6 million, to $2.76 billion for fiscal 2017 from $2.31 billion for fiscal 2016. Using the average foreign currency exchange rates from fiscal 2016, our billings proxy for fiscal 2017 would have increased by approximately 19.0%, or $440.0 million. Below is a summary of our billings proxy for fiscal 2017 and fiscal 2016 (in thousands):

	Fiscal Year Ended
	February 28, 2017	February 29, 2016	Year-Over- Year Growth Rate
Revenue, as reported	$2,411,803	$2,052,230	17.5%
Change in deferred revenue, as reported on Statements of Cash Flows	348,534	260,495

Billings proxy	2,760,337	2,312,725	19.4%
Adjustment to revenue for foreign currency exchange rates	(7,643)	—

Billings proxy, excluding foreign currency impact	$2,752,694	$2,312,725	19.0%

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

Below is a summary of our billings (approximated as described above by adding revenue for the period with the change in deferred revenue as reported on our Consolidated Statements of Cash Flows for the same period) by quarter for fiscal 2017, fiscal 2016, fiscal 2015, fiscal 2014 and fiscal 2013 (in thousands):

	First quarter		Second quarter		Third quarter		Fourth quarter
Fiscal Years Ended	Billings proxy	% of fiscal year total	Billings proxy	% of fiscal year total	Billings proxy	% of fiscal year total	Billings proxy	% of fiscal year total
February 28, 2017	$521,806	18.9%	$572,851	20.8%	$679,441	24.6%	$986,239	35.7%
February 29, 2016	$449,439	19.4%	$479,131	20.7%	$620,244	26.8%	$763,911	33.0%
February 28, 2015	$404,005	19.5%	$439,690	21.2%	$539,807	26.1%	$688,680	33.2%
February 28, 2014	$346,359	19.9%	$376,303	21.6%	$452,555	26.0%	$564,755	32.5%
February 28, 2013	$309,609	20.8%	$349,025	23.4%	$378,813	25.4%	$453,944	30.4%

Backlog

Our total backlog as of February 28, 2017 was approximately $2.75 billion and includes amounts billed to customers and recognized as current and long-term deferred revenue on our Consolidated Balance Sheet of $1.51 billion and $557.2 million, respectively, plus the value of non-cancellable subscription and services agreements to be billed in the future and not reflected in our financial statements, which was in excess of $650.0 million. Our total backlog as of February 29, 2016 was approximately $2.13 billion. The value of non-cancellable subscription and service agreements to be billed in the future and not reflected in our financial statements as of February 29, 2016 was in excess of $410.0 million. The increase in total backlog from approximately $2.13 billion as of February 29, 2016 to approximately $2.75 billion as of February 28, 2017 demonstrates increased customer commitment to our open source technologies.

We report our off-balance sheet backlog as a conservative approximation, often describing the amount as “in excess of,” primarily because the value of underlying contracts is derived from data not yet subjected to the complete application of our revenue recognition policies. We endeavor to derive the value of our off-balance sheet backlog in a consistent manner year over year and therefore believe the amounts are comparable.

Revenue by geography

In fiscal 2017, approximately 41.9%, or $1.01 billion, of our revenue was generated outside the U.S. compared to approximately 40.9%, or $838.7 million, for fiscal 2016. Excluding the impact of foreign currency exchange rate fluctuations, our revenue generated outside the U.S. would have been 41.8%, or $1.00 billion, of our total revenue in fiscal 2017. Our international operations are expected to grow as our international sales force and channels become more mature and as we enter new locations outside the U.S. or expand our presence in existing international locations. As of February 28, 2017, we had offices in more than 90 locations throughout the world.

We operate our business in three geographic regions: the Americas (U.S., Latin America and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (principally Australia, China, India, Japan, Singapore and South Korea). Revenue and related year-over-year (“YoY”) revenue growth rates generated by the Americas, EMEA and Asia Pacific were as follows (in thousands):

	Americas		EMEA		Asia Pacific		Consolidated
Fiscal Year Ended	Revenue	YoY Growth %	Revenue	YoY Growth %	Revenue	YoY Growth %	Revenue	YoY Growth %
February 28, 2017, as reported	$1,555,290	14.8%	$515,642	18.2%	$340,871	30.3%	$2,411,803	17.5%
Adjustment for foreign currency exchange rates	6,062		876		(14,581)		(7,643)

February 28, 2017, excluding foreign currency impact	$1,561,352	15.3%	$516,518	18.4%	$326,290	24.7%	$2,404,160	17.1%

	Americas		EMEA		Asia Pacific		Consolidated
Fiscal Years Ended	Revenue	YoY Growth %	Revenue	YoY Growth %	Revenue	YoY Growth %	Revenue	YoY Growth %
February 29, 2016, as reported	$1,354,345	18.4%	$436,304	6.3%	$261,581	11.3%	$2,052,230	14.7%
Adjustments for foreign currency exchange	16,743		75,887		28,160		120,790

February 29, 2016, excluding foreign currency impact	$1,371,088	19.8%	$512,191	24.8%	$289,741	23.3%	$2,173,020	21.4%

February 28, 2015, as reported	$1,144,237	17.4%	$410,299	16.3%	$234,953	13.5%	$1,789,489	16.6%
Adjustment for foreign currency exchange rates	9,092		14,632		12,175		35,899

February 28, 2015, excluding foreign currency impact	$1,153,329	18.3%	$424,931	20.4%	$247,128	19.4%	$1,825,388	18.9%

As we expand further within each region, we anticipate revenue growth rates in local currencies to become more similar among our geographic regions due to the similarity of products and services offered and the similarity in customer types or classes.

Gross profit margin

Gross profit margin increased to 85.3% for fiscal 2017 from 84.9% for fiscal 2016. An increase in the cost to deliver our subscription revenue was more than offset by a higher mix of subscription revenue relative to training and services revenue and a lower relative cost to deliver our training revenue for fiscal 2017 as compared to fiscal 2016.

Gross profit margin by geography

Gross profit margins by our geographic regions were as follows:

Fiscal Years Ended	Americas	EMEA	Asia Pacific	Consolidated (1)
February 28, 2017	86.3%	86.7%	83.7%	85.3%
February 29, 2016	85.9%	86.5%	83.3%	84.9%
February 28, 2015	85.4%	87.0%	83.8%	84.7%

(1)	Consolidated gross profit as a percentage of revenue includes corporate (non-allocated) share-based compensation expense for fiscal 2017, fiscal 2016 and fiscal 2015 of $16.6 million, $15.9 million and $14.0 million, respectively. For additional information, see NOTE 19—Segment Reporting to our Consolidated Financial Statements.

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

Income from operations

Operating income was 13.8%, 14.0% and 14.0% of total revenue for fiscal 2017, fiscal 2016 and fiscal 2015, respectively. Operating expenses as a percent of revenue increased slightly to 71.5% for fiscal 2017 from 70.9% for fiscal 2016 and 70.8% for fiscal 2015 due to continued investment in new and emerging cloud management technologies, including our recent business combinations. These investments are described further in our analysis of results of operations below.

Income from operations by geography

Operating income as a percentage of revenue generated by our geographic regions was as follows:

Fiscal Years Ended	Americas	EMEA	Asia Pacific	Consolidated (1)
February 28, 2017	20.5%	20.7%	29.3%	13.8%
February 29, 2016	22.0%	21.4%	24.3%	14.0%
February 28, 2015	21.2%	21.8%	22.9%	14.0%

(1)	Consolidated operating income as a percentage of revenue includes corporate (non-allocated) share-based compensation expense for fiscal 2017, fiscal 2016 and fiscal 2015 of $192.5 million, $166.2 million and $135.2 million, respectively. For additional information, see NOTE 19—Segment Reporting to our Consolidated Financial Statements.

Cash, cash equivalents, investments in debt securities and cash flow from operations

Cash, cash equivalents and short-term and long-term available-for-sale investments in debt securities balances at February 28, 2017 totaled $2.13 billion. Cash generated from operating activities for fiscal 2017 totaled $783.7 million, which represents a 6.4% increase in operating cash flow as compared to fiscal 2016. This increase is due to an increase in subscription and services revenues, billings and collections during the same period.

Our significant cash and investment balances give us a measure of flexibility to take advantage of opportunities, such as acquisitions, increasing investment in our international operations and repurchasing our common stock.

Foreign currency exchange rates’ impact on results of operations

Approximately 41.9% of our revenue for fiscal 2017 came from sales outside the U.S. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component of net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions results in increased revenue and operating expenses from operations for our non-U.S. operations. Similarly, our revenue and operating expenses will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from fiscal 2016, our revenue from non-U.S. operations for fiscal 2017 would have been lower than we reported by approximately $7.6 million and operating expenses from non-U.S. operations for fiscal 2017 would have been higher than we reported by approximately $7.5 million, which would have resulted in income from operations being lower by $15.1 million.

Business combinations

3scale

On June 24, 2016, we completed our acquisition of all of the shares of 3scale, Inc. (“3scale”) for approximately $29.1 million. 3scale is a provider of application programming interface (“API”) management technology. By adding 3scale to our existing portfolio, including Red Hat JBoss Middleware, Red Hat OpenShift and Red Hat Mobile Application Platform, we strengthened our enablement of the API economy with simplified cloud integration and microservices-based architectures. We incurred approximately $1.8 million in transaction costs, including legal and accounting fees, relating to the acquisition. These transaction costs have been expensed as incurred and included in general and administrative expense on our Consolidated Statements of Operations for fiscal 2017.

Ansible

On October 16, 2015, we completed our acquisition of all of the shares of Ansible, Inc. (“Ansible”) for approximately $126.0 million. Ansible is a provider of IT automation solutions that allows its users to manage applications across hybrid cloud environments. The acquisition augments our management portfolio and help customers to deploy and manage applications across private and public clouds, speed service delivery through development and operations initiatives, streamline OpenStack installations and upgrades and accelerate container adoption by simplifying orchestration and configuration. We incurred approximately $3.9 million in transaction costs, including legal and accounting fees, relating to the acquisition. These transaction costs have been expensed as incurred and included in general and administrative expense on our Consolidated Statements of Operations for fiscal 2016.

FeedHenry

On October 8, 2014, we completed our acquisition of all of the shares of FeedHenry Ltd. (“Feed Henry”) for approximately $80.2 million. FeedHenry is a provider of cloud-based enterprise mobile application platforms. The acquisition expands our portfolio of application development, integration and platform as a service solutions, enabling us to support mobile application development in public and private environments. We incurred approximately $1.1 million in transaction costs, including legal and accounting fees, relating to the acquisition. These transaction costs have been expensed as incurred and included in general and administrative expense on our Consolidated Statements of Operations for fiscal 2015.

eNovance

On June 24, 2014, we completed our acquisition of all of the shares of eNovance, SAS (“eNovance”) a provider of open source cloud computing services, for $67.6 million. The acquisition assists in advancing our market position in OpenStack, and the addition of eNovance’s systems integration capabilities and engineering talent is expected to help meet growing demand for enterprise OpenStack consulting, design and deployment. We incurred approximately $0.9 million in transaction costs, including legal and accounting fees, relating to the acquisition. These transaction costs have been expensed as incurred and included in general and administrative expense on our Consolidated Statements of Operations for fiscal 2015.

Inktank

On April 30, 2014, we completed our acquisition of all of the shares of Inktank Storage, Inc. (“Inktank”), a provider of scale-out, open source storage systems, whose technology, Inktank Ceph Enterprise, delivers object and block storage software to enterprises deploying public or private clouds, for consideration of $152.5 million. The acquisition complements our existing GlusterFS-based storage and Red Hat Enterprise Linux OpenStack Platform offerings. We incurred approximately $2.0 million in transaction costs, including legal and accounting fees, relating to the acquisition. These transaction costs have been expensed as incurred and are included in general and administrative expense on our Consolidated Statements of Operations for fiscal 2015.

CRITICAL ACCOUNTING ESTIMATES

We prepare our consolidated financial statements in accordance with U.S. GAAP. Our significant accounting policies are disclosed in NOTE 2—Summary of Significant Accounting Policies to our Consolidated Financial Statements and describe our methods for applying U.S. GAAP in areas such as revenue recognition, deferred selling costs, fair value measurements, and foreign currency translation among other areas deemed significant. In applying certain significant accounting policies, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue, and expenses, as well as related disclosure of contingent assets and liabilities. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition, results of operations or cash flows could be adversely affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting estimates, which we discuss further below. Critical accounting estimates are applied in the following areas:

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

We also derive a portion of our revenue from CCSPs that provide public clouds with computing resources that allow users to consume such resources as a service. We earn revenue based on subscription units consumed by the CCSP or its end users. These cloud-usage services began expanding in fiscal 2013 and have continued to grow.

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

Share-based awards expected to vest

With respect to performance-based awards that we grant to certain executive officers and senior management, we estimate the number of shares expected to vest based primarily on our most current reported financial results relative to a defined peer group’s most recent reported financial results. Because past or current financial trends may not be predictive of future financial performance, our estimate of the number of shares expected to vest may differ materially from the number of shares that actually vest. The maximum number of potential performance-based shares available to vest as of February 28, 2017 totaled 1.9 million, of which approximately 1.3 million shares are expected to vest with associated compensation expense of $31.1 million. If all of the potential performance-based shares were to vest, we would be required to recognize additional expense of approximately $8.6 million. See NOTE 13—Share-based Awards to our Consolidated Financial Statements for further discussion related to awards outstanding and expected to vest.

Income tax benefits related to share-based awards

We recognize share-based compensation expense based on an award’s grant date fair value over the performance period and/or requisite service period. Because we do not know the actual amount of tax benefits an award will generate until such award is exercised (or vested), we assume that the amount ultimately recognized for tax purposes will be the same amount we recognized in our operating results, that is for “book” purposes. Consequently, our deferred tax asset related to share-based compensation expense, which totaled $51.0 million as of February 28, 2017, is based on each qualifying award’s grant date fair value rather than the award’s to-be-determined exercise date intrinsic value (or vesting date fair value).

Historically, the difference between the grant date fair value and the exercise date intrinsic value has been significant. As a result of such differences, for fiscal 2017, fiscal 2016 and fiscal 2015, we realized excess tax benefits related to share-based awards totaling $16.0 million, $20.2 million and $5.6 million, respectively.

If the share price for our common stock were to depreciate for a sustained period of time we could be required to recognize a tax benefit shortfall. Such shortfalls could have a material adverse effect on our cash flows and financial results. For further discussion, see NOTE 2—Summary of Significant Accounting Policies, NOTE 11—Income Taxes and NOTE 13—Share-based Awards to our Consolidated Financial Statements.

Income taxes

As described in NOTE 2—Summary of Significant Accounting Policies to our Consolidated Financial Statements, we account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

We continue to assess the realizability of our deferred tax assets, which primarily consist of share-based compensation expense deductions (described above), tax credit carryforwards and deferred revenue. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As of February 28, 2017, deferred tax assets totaled $199.0 million, of which $5.6 million was offset by a valuation allowance. For further discussion regarding deferred income taxes see NOTE 2—Summary of Significant Accounting Policies and NOTE 11—Income Taxes to our Consolidated Financial Statements.

Because tax laws are complex and subject to different interpretations, significant judgment is required. As a result, we make certain estimates and assumptions in (i) calculating our income tax expense, deferred tax assets and deferred tax liabilities, (ii) determining any valuation allowance recorded against deferred tax assets and (iii) evaluating the amount of unrecognized tax benefits, as well as the interest and penalties related to such uncertain tax positions. Our estimates and assumptions may differ significantly from tax benefits ultimately realized. For further discussion regarding uncertain tax positions, see NOTE 11—Income Taxes to our Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Fiscal years ended February 28, 2017 and February 29, 2016

The following table is a summary of our results of operations (in thousands):

	Fiscal Years Ended
	February 28, 2017	February 29, 2016	$ Change	% Change
Revenue:
Subscriptions	$2,135,780	$1,803,449	$332,331	18.4%
Training and services	276,023	248,781	27,242	11.0

Total subscription and training and services revenue	2,411,803	2,052,230	359,573	17.5%

Cost of subscription and training and services revenue:
Cost of subscriptions	158,977	126,663	32,314	25.5
As a % of subscription revenue	7.4%	7.0%
Cost of training and services	195,401	182,966	12,435	6.8
As a % of training and services revenue	70.8%	73.5%

Total cost of subscription and training and services revenue	354,378	309,629	44,749	14.5%
As a % of total revenue	14.7%	15.1%

Total gross profit	2,057,425	1,742,601	314,824	18.1%

Operating expense:
Sales and marketing	1,036,021	848,950	187,071	22.0
Research and development	480,668	413,322	67,346	16.3
General and administrative	208,491	192,281	16,210	8.4

Total operating expense	1,725,180	1,454,553	270,627	18.6%

Income from operations	332,245	288,048	44,197	15.3
Interest income	13,921	11,673	2,248	19.3
Interest expense	23,822	23,121	701	3.0
Other income (expense), net	(2,164)	(1,735)	(429)	24.7

Income before provision for income taxes	320,180	274,865	45,315	16.5%
Provision for income taxes	66,477	75,500	(9,023)	(12.0)

Net income	$253,703	$199,365	$54,338	27.3%

Gross profit margin—subscriptions	92.6%	93.0%
Gross profit margin—training and services	29.2%	26.5%
Gross profit margin	85.3%	84.9%
As a % of total revenue:
Subscription revenue	88.6%	87.9%
Training and services revenue	11.4%	12.1%
Sales and marketing expense	43.0%	41.4%
Research and development expense	19.9%	20.1%
General and administrative expense	8.6%	9.4%
Total operating expenses	71.5%	70.9%
Income from operations	13.8%	14.0%
Income before provision for income taxes	13.3%	13.4%
Net income	10.5%	9.7%
Effective income tax rate (1)	20.8%	27.5%

(1)	See NOTE 11—Income Taxes to our Consolidated Financial Statements for further discussion.

Revenue

Subscription revenue

Subscription revenue, which is primarily comprised of direct and indirect sales of Red Hat offerings, increased by 18.4%, or $332.3 million, to $2.14 billion for fiscal 2017 from $1.80 billion for fiscal 2016.

Revenue derived from the sale of subscriptions supporting our Infrastructure-related offerings, increased by 14.6%, or $216.0 million, to $1.70 billion for fiscal 2017 from $1.48 billion for fiscal 2016. The increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion and the continued migration of customers to our open source Linux platform from proprietary operating systems.

Revenue derived from the sale of subscriptions supporting our Application Development-related and other emerging technology offerings increased by 36.0%, or $116.4 million, to $439.3 million for fiscal 2017 from $323.0 million for fiscal 2016. The increase is primarily due to additional subscriptions for Red Hat JBoss Middleware offerings. We expect the growth rate of revenue derived from our Application Development-related and other emerging technology offerings to exceed the growth rate of revenue derived from our Infrastructure-related offerings as our Application Development-related and other emerging technology offerings continue to gain broader market acceptance in the enterprise IT environment.

Training and services revenue

Training revenue includes fees paid by our customers for delivery of educational materials and instruction. Services revenue includes fees received from customers for consulting services regarding our offerings, deployment of Red Hat technologies and for delivery of added functionality to Red Hat technologies for our major customers and OEM partners. Total training and services revenue increased by 11.0%, or $27.2 million, to $276.0 million for fiscal 2017 from $248.8 million for fiscal 2016. Training revenue increased by 17.5%, or $10.2 million, primarily as a result of increased revenue generated from our Red Hat Learning Subscription (“RHLS”) offerings. Our services revenue increased by 9.0%, or $17.1 million, as a result of an increase in consulting engagements driven by increased demand for our open source solutions. We expect services revenue to continue growing, though at a slower pace than subscription revenue, as we continue to expand our reach by enabling our channel partners to provide consulting services on our behalf. Combined training and services revenue as a percentage of total revenue was 11.4% and 12.1% for fiscal 2017 and fiscal 2016, respectively.

Cost of revenue

Cost of subscription revenue

The cost of subscription revenue primarily consists of expenses we incur to support, distribute, and package Red Hat offerings. These costs include labor-related costs to provide technical support, security updates and fixes, as well as costs for fulfillment. Cost of subscription revenue increased by 25.5%, or $32.3 million, to $159.0 million for fiscal 2017 from $126.7 million for fiscal 2016. Employee-related expenses increased $21.7 million for fiscal 2017 as compared to fiscal 2016, due to the expansion of our technical staff in order to meet the demands of our growing subscriber base for support, security updates and fixes, especially with respect to the surge in demand for our emerging technology offerings. The remaining expense increase is related to $6.9 million higher expense associated with facility and technology infrastructure enhancements and $3.2 million higher professional services expense. As the number of open source technology subscriptions continues to increase, we expect associated support costs will continue to increase, although we anticipate this will occur at an overall slower rate than that of subscription revenue growth due to economies of scale. Gross profit margin on subscriptions was 92.6% and 93.0% for fiscal 2017 and fiscal 2016, respectively.

Cost of training and services revenue

Cost of training and services revenue is mainly comprised of personnel and third-party consulting costs for the design, development and delivery of custom engineering, training courses and professional services provided to various types of customers. Cost of training and services revenue increased by 6.8%, or $12.4 million, to $195.4 million for fiscal 2017 from $183.0 million for fiscal 2016. Costs to deliver our services revenue increased by 6.2%, or $9.4 million, to $160.5 million for fiscal 2017. The increase in costs to deliver services includes $9.8 million increased employee compensation expenses, partially offset by lower outside contractor fees of $1.8 million. The increase in employee compensation expense is due to the expansion of our professional consulting teams needed to meet a surge in demand for services related to our emerging technology offerings. Total costs to deliver training and services as a percentage of training and services revenue decreased to 70.8% for fiscal 2017 from 73.5% for fiscal 2016 primarily as a result of increased revenue generated from our RHLS offerings.

Gross profit

Gross profit margin increased to 85.3% for fiscal 2017 from 84.9% for fiscal 2016. An increase in the cost to deliver our subscription revenue was more than offset by a higher mix of subscription revenue relative to training and services revenue and a lower relative cost to deliver our training revenue for fiscal 2017 as compared to fiscal 2016.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expense increased by 22.0%, or $187.1 million, to $1.04 billion for fiscal 2017 from $849.0 million for fiscal 2016. Selling costs increased by 24.0%, or $152.8 million, for fiscal 2017 as compared to fiscal 2016 and include $130.6 million and $8.7 million of additional employee- and travel-related expenses, respectively, the majority of which is attributable to the expansion of our sales force from the prior year. Marketing costs grew by 16.1%, or $34.3 million, for fiscal 2017 as compared to fiscal 2016. The increase in marketing costs includes $26.5 million of employee compensation expense related to increased headcount and incremental marketing program costs of $4.0 million. The remaining increase in sales and marketing costs primarily relates to facility and technology infrastructure enhancements, which increased $11.3 million for fiscal 2017 as compared to fiscal 2016. As a result of continued investments made to expand the breadth of our global sales coverage and depth of our product sales coverage, sales and marketing expense as a percentage of revenue increased to 43.0% for fiscal 2017 from 41.4% for fiscal 2016.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies. Research and development expense increased by 16.3%, or $67.3 million, to $480.7 million for fiscal 2017 from $413.3 million for fiscal 2016. Employee compensation increased by $60.3 million primarily from the expansion of our engineering group through both direct hires and business acquisitions as we continue investing in hybrid cloud management and our other emerging technologies. The remaining increase in research and development costs relates primarily to process and technology infrastructure enhancements, which increased $6.2 million. Research and development expense was 19.9% and 20.1% of total revenue for fiscal 2017 and fiscal 2016, respectively.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including information systems, finance, accounting, legal, human resources and facilities expense. General and administrative expense increased by 8.4%, or $16.2 million, to $208.5 million for fiscal 2017 from $192.3 million for fiscal 2016. The increase in general and administrative expenses results from increased facilities and information systems costs of $9.9 million, professional services expenses of $4.6 million and employee compensation expenses of $3.6 million, primarily related to additional headcount. General and administrative expense decreased as a percentage of revenue to 8.6% for fiscal 2017 from 9.4% for fiscal 2016.

Interest income

Interest income increased by 19.3%, or $2.2 million, to $13.9 million for fiscal 2017 from $11.7 million for fiscal 2016. The increase is attributable to slightly higher yields earned on larger cash and investment balances.

Interest expense

Interest expense increased by $0.7 million to $23.8 million for fiscal 2017 as compared to $23.1 million for fiscal 2016. Interest expense is primarily attributable to our convertible debt.

Other income (expense), net

Net other expenses increased $0.4 million for fiscal 2017 as compared to fiscal 2016. The increase is primarily due to net losses recognized from the settlement of foreign currency transactions during fiscal 2017.

Income taxes

During fiscal 2017, we recorded $66.5 million of income tax expense, which resulted in an effective tax rate of 20.8%. Our effective tax rate of 20.8% differs from the U.S. federal statutory rate of 35.0% primarily due to excess tax benefits from share-based compensation, foreign income taxed at lower rates and research tax credits. Tax expense for fiscal 2017 included a discrete tax benefit of $15.8 million, related to net excess tax benefits from share-based compensation resulting from the early adoption of Accounting Standards Update 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). See NOTE 2—Summary of Significant Accounting Policies to our Consolidated Financial Statements for additional information.

During fiscal 2016, we recorded $75.5 million of income tax expense, which resulted in an annual effective tax rate of 27.5%. Our effective tax rate of 27.5%, differs from the U.S. federal statutory rate of 35.0% primarily due to the foreign tax credit, foreign income taxed at lower rates, research tax credits and the domestic production activities deduction.

For further discussion regarding our income taxes, see NOTE 11—Income Taxes to our Consolidated Financial Statements.

Fiscal years ended February 29, 2016 and February 28, 2015

The following table is a summary of our results of operations (in thousands):

	Fiscal Years Ended
	February 29, 2016	February 28, 2015	$ Change	% Change
Revenue:
Subscriptions	$1,803,449	$1,561,234	$242,215	15.5%
Training and services	248,781	228,255	20,526	9.0

Total subscription and training and services revenue	2,052,230	1,789,489	262,741	14.7%

Cost of subscription and training and services revenue:
Cost of subscriptions	126,663	112,856	13,807	12.2
As a % of subscription revenue	7.0%	7.2%
Cost of training and services	182,966	160,343	22,623	14.1
As a % of training and services revenue	73.5%	70.2%

Total cost of subscription and training and services revenue	309,629	273,199	36,430	13.3%
As a % of total revenue	15.1%	15.3%

Total gross profit	1,742,601	1,516,290	226,311	14.9%

Operating expense:
Sales and marketing	848,950	728,387	120,563	16.6
Research and development	413,322	367,856	45,466	12.4
General and administrative	192,281	170,053	22,228	13.1

Total operating expense	1,454,553	1,266,296	188,257	14.9%

Income from operations	288,048	249,994	38,054	15.2
Interest income	11,673	8,336	3,337	40.0
Interest expense	23,121	9,394	13,727	146.1
Other income (expense), net	(1,735)	6,562	(8,297)	(126.4)

Income before provision for income taxes	274,865	255,498	19,367	7.6%
Provision for income taxes	75,500	75,297	203	0.3

Net income	$199,365	$180,201	$19,164	10.6%

Gross profit margin—subscriptions	93.0%	92.8%
Gross profit margin—training and services	26.5%	29.8%
Gross profit margin	84.9%	84.7%
As a % of total revenue:
Subscription revenue	87.9%	87.2%
Training and services revenue	12.1%	12.8%
Sales and marketing expense	41.4%	40.7%
Research and development expense	20.1%	20.6%
General and administrative expense	9.4%	9.5%
Total operating expenses	70.9%	70.8%
Income from operations	14.0%	14.0%
Income before provision for income taxes	13.4%	14.3%
Net income	9.7%	10.1%
Effective income tax rate (1)	27.5%	29.5%

(1)	See NOTE 11—Income Taxes to our Consolidated Financial Statements for further discussion.

Revenue

Subscription revenue

Subscription revenue increased by 15.5%, or $242.2 million, to $1.80 billion for fiscal 2016 from $1.56 billion for fiscal 2015.

Revenue derived from the sale of subscriptions supporting our Infrastructure-related offerings, increased by 11.8%, or $155.8 million, to $1.48 billion for fiscal 2016 from $1.32 billion for fiscal 2015 and is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion and the continued migration of customers to our open source Linux platform from proprietary operating systems.

Revenue derived from the sale of subscriptions supporting our Application Development-related and other emerging technology offerings increased by 36.5%, or $86.4 million, to $323.0 million for fiscal 2016 from $236.5 million for fiscal 2015. The increase is primarily due to additional subscriptions for Red Hat JBoss Middleware offerings.

Training and services revenue

Total training and services revenue increased by 9.0%, or $20.5 million, to $248.8 million for fiscal 2016 from $228.3 million for fiscal 2015. Training revenue increased 1.9%, or $1.1 million. Our services revenue increased by 11.3%, or $19.4 million, as a result of an increase in consulting engagements driven by increased demand for our open source solutions. Combined training and services revenue as a percentage of total revenue was 12.1% and 12.8% for fiscal 2016 and fiscal 2015, respectively.

Cost of revenue

Cost of subscription revenue

Cost of subscription revenue increased by 12.2%, or $13.8 million, to $126.7 million for fiscal 2016 from $112.9 million for fiscal 2015. Employee-related expenses increased $10.6 million for fiscal 2016 as compared to fiscal 2015, due to the expansion of our technical staff in order to meet the demands of our growing subscriber base for support, security updates and fixes. The remaining increase relates to increased expense of $1.4 million related to facility and technology infrastructure enhancements. Gross profit margin on subscriptions was 93.0% and 92.8% for fiscal 2016 and fiscal 2015, respectively.

Cost of training and services revenue

Cost of training and services revenue increased by 14.1%, or $22.6 million, to $183.0 million for fiscal 2016 from $160.3 million for fiscal 2015. Costs to deliver our services revenue increased by 16.0%, or $20.9 million, to $151.1 million for fiscal 2016. The increase in costs to deliver services includes $14.5 million and $2.1 million of increased employee compensation expenses and outside contractor fees, respectively. The increase in both employee compensation expense and contractor fees is due to the expansion of our professional consulting teams needed to meet a surge in demand for services related to our emerging technology offerings. As a result of such investment in staffing, profit margin from professional services decreased to 20.8% for fiscal 2016 from 24.0% for fiscal 2015. Total costs to deliver training and services as a percentage of training and services revenue increased to 73.5% for fiscal 2016 from 70.2% for fiscal 2015.

Gross profit

Gross profit margin increased to 84.9% for fiscal 2016 from 84.7% for fiscal 2015. The increase was due to a favorable mix shift as subscription revenue increased relative to services and was partially offset by increased costs to deliver our consulting services as a result of investments in personnel, infrastructure and processes to support our emerging technologies.

Operating expenses

Sales and marketing

Sales and marketing expense increased by 16.6%, or $120.6 million, to $849.0 million for fiscal 2016 from $728.4 million for fiscal 2015. Selling costs increased by 13.8%, or $77.1 million, for fiscal 2016 as compared to fiscal 2015 and include $59.9 million and $5.3 million of additional employee- and travel-related expenses, respectively, the majority of which is attributable to the expansion of our sales force from the prior year. Marketing costs grew by 25.5%, or $43.4 million, for fiscal 2016 as compared to fiscal 2015. The increase in marketing costs includes $15.9 million of employee compensation expense related to increased headcount and incremental marketing program costs of $25.5 million. The remaining increase in sales and marketing costs primarily relates to facility and technology infrastructure enhancements, which increased $4.6 million for fiscal 2016 as compared to fiscal 2015. As a result of continued investments made to expand the breadth of our global sales coverage and depth of our product sales coverage, sales and marketing expense as a percentage of revenue increased to 41.4% for fiscal 2016 from 40.7% for fiscal 2015.

Research and development

Research and development expense increased by 12.4%, or $45.5 million, to $413.3 million for fiscal 2016 from $367.9 million for fiscal 2015. Employee compensation increased by $39.8 million primarily from the expansion of our engineering group through both direct hires and business acquisitions as we continued investing in cloud management and our other emerging technologies. The remaining increase in research and development costs relates primarily to process and technology infrastructure enhancements, which increased $1.6 million. Research and development expense was 20.1% and 20.6% of total revenue for fiscal 2016 and fiscal 2015, respectively.

General and administrative

General and administrative expense increased by 13.1%, or $22.2 million, to $192.3 million for fiscal 2016 from $170.1 million for fiscal 2015. The increase in general and administrative expenses results from increased employee compensation expenses of $13.1 million, primarily related to additional headcount, increased facilities and information systems costs of $3.7 million and outside services expenses of $3.9 million. General and administrative expense decreased as a percentage of revenue to 9.4% for fiscal 2016 from 9.5% for fiscal 2015.

Interest income

Interest income increased by 40.0%, or $3.3 million, to $11.7 million for fiscal 2016 from $8.3 million for fiscal 2015. The increase is attributable to yields earned on larger cash and investment balances.

Interest expense

Interest expense increased by $13.7 million to $23.1 million for fiscal 2016 as compared to $9.4 million for fiscal 2015. The increase in interest expense is attributable to the issuance of convertible notes, which are described in NOTE 21—Convertible Notes to our Consolidated Financial Statements.

Other income (expense), net

Other income (expense), net decreased $8.3 million for fiscal 2016 as compared to fiscal 2015. The decrease is primarily due to gains on the sale of certain equity investments during fiscal 2015 not repeated during fiscal 2016.

Income taxes

During fiscal 2016, we recorded $75.5 million of income tax expense, which resulted in an effective tax rate of 27.5%. Our effective tax rate of 27.5% differs from the U.S. federal statutory rate of 35.0% primarily due to the foreign tax credit, foreign income taxed at lower rates, research tax credits and the domestic production activities deduction. The provision for income tax consists of $41.5 million of U.S. income tax expense and $34.0 million of foreign income tax expense.

During fiscal 2015, we recorded $75.3 million of income tax expense, which resulted in an annual effective tax rate of 29.5%. Our effective tax rate of 29.5% differs from the U.S. federal statutory rate of 35.0% primarily due to the foreign tax credit, foreign income taxed at lower rates, the domestic production activities deduction and research tax credits. The foreign tax credit and foreign tax rate differentials were partially offset by a deemed foreign dividend. The provision for income tax consisted of $57.2 million of U.S. income tax expense and $18.1 million of foreign income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

We derive our liquidity and operating capital primarily from cash flows from operations. Historically, we also received cash from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and follow-on public offerings, and the issuance of convertible notes, including our issuance of convertible notes with par value totaling $805.0 million described in detail in NOTE 21—Convertible Notes to our Consolidated Financial Statements. At February 28, 2017, we had total cash and investments of $2.13 billion, which was comprised of $1.09 billion in cash and cash equivalents, $370.0 million of short-term, available-for-sale fixed-income investments and $672.4 million of long-term, available-for-sale fixed-income investments. This compares to total cash and investments of $2.00 billion at February 29, 2016.

With $1.09 billion in cash and cash equivalents on hand, we believe our cash and cash equivalent balances, together with our investments and our ability to generate additional cash from operations, should be sufficient to satisfy our cash requirements for the next twelve months and for the foreseeable future. However, we may take advantage of favorable capital market conditions that may arise from time to time to raise additional capital. We presently do not intend to liquidate our short- and long-term investments in debt securities prior to their scheduled maturity dates. However, in the event that we liquidate these investments prior to their scheduled maturities and there are adverse changes in market interest rates or the overall economic environment, we could be required to recognize a realized loss on those investments at liquidation. At both February 28, 2017 and February 29, 2016, accumulated unrealized net losses on our available-for-sale debt securities totaled a $1.4 million loss.

Fiscal year ended February 28, 2017

Cash flows—overview

At February 28, 2017, cash and cash equivalents totaled $1.09 billion, an increase of $163.0 million as compared to February 29, 2016. The increase in cash and cash equivalents for fiscal 2017 is the result of cash provided by operating activities, which totaled $783.7 million for fiscal 2017. Partially offsetting cash provided by operating activities was cash used to repurchase 6,192,382 shares of our common stock for $458.7 million, investments in property and equipment of $69.1 million, the acquisition of 3scale that included net cash consideration paid of $28.7 million and payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to employee share awards vesting of $66.5 million. Net cash generated by operating activities and net cash used for investing activities and financing activities is further described below.

Cash flows from operations

Cash provided by operations of $783.7 million during fiscal 2017 includes net income of $253.7 million, adjustments to exclude the impact of non-cash income and expenses, which totaled a $325.4 million net source of cash, and changes in operating assets and liabilities, which totaled a $204.6 million net source of cash. Cash provided by changes in operating assets and liabilities for fiscal 2017 was primarily the result of an increase in our deferred revenue, which generated operating cash flow of $348.5 million. The increase in deferred revenue was due to growth in billings as we generally bill our customers in advance of subscription periods.

Cash flows from investing

Cash used in investing activities of $110.1 million for fiscal 2017 includes investments in property and equipment, which totaled $69.1 million and primarily relate to information technology infrastructure and leasehold improvements, the purchase of 3scale for net cash consideration of $28.7 million and investments in other intangible assets, primarily patents, which totaled $11.8 million for fiscal 2017. Purchases of available-for-sale debt securities of $500.9 million were offset by maturities and sales of available-for-sale debt securities totaling $501.0 million for fiscal 2017.

Cash flows from financing

Cash used in financing activities of $504.2 million for fiscal 2017 includes $458.7 million to repurchase 6,192,382 shares of our common stock and payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to employee share awards vesting during fiscal 2017 of $66.5 million. Partially offsetting financing activities using cash were proceeds from our employee stock purchase plan, which totaled $18.9 million, and proceeds from employees’ exercise of common stock options, which totaled $3.8 million for fiscal 2017. Payments on other borrowings totaled $1.7 million for fiscal 2017.

Fiscal year ended February 29, 2016

Cash flows—overview

At February 29, 2016, cash and cash equivalents totaled $927.8 million, a decrease of $119.7 million as compared to February 28, 2015. The decrease in cash and cash equivalents for fiscal 2016 is the result of net purchases of available-for-sale debt securities of $327.3 million, the repurchase of 3,476,229 shares of our common stock for $262.6 million, business combinations, which included net cash consideration paid of $126.5 million, and payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to employee share awards vesting of $66.9 million. Partially offsetting cash used in investing and financing activities was cash provided by operating activities, which totaled $736.3 million for fiscal 2016.

As discussed in NOTE 2—Summary of Significant Accounting Policies to our Consolidated Financial Statements, we adopted ASU 2016-09 effective March 1, 2016. In addition to other provisions, under ASU 2016-09 all windfall tax benefits related to share-based payments are reported as cash flows from operating activities along with all other income tax cash flows. Previously, windfall tax benefits from share-based payment arrangements were reported as cash flows from financing activities.

With respect to the classification of windfall tax benefits on the statement of cash flows, ASU 2016-09 allows companies to elect either a prospective or retrospective application. We elected to apply this classification amendment retrospectively. As a result, $20.2 million and $5.6 million, respectively, of windfall tax benefits previously reported as cash flows from financing activities on our Consolidated Statements of Cash Flows for fiscal 2016 and fiscal 2015 have been reclassified as cash flows from operating activities.

Net cash generated by operating activities and net cash used for investing activities and financing activities is further described below.

Cash flows from operations

Cash provided by operations of $736.3 million during fiscal 2016 includes net income of $199.4 million, adjustments to exclude the impact of non-cash income and expenses, which totaled a $286.5 million net source of cash, and changes in operating assets and liabilities, which totaled a $250.5 million net source of cash. Cash provided by changes in operating assets and liabilities for fiscal 2016 was primarily the result of an increase in our deferred revenue, which generated operating cash flow of $260.5 million. The increase in deferred revenue was due to growth in billings as we generally bill our customers in advance of subscription periods.

Cash flows from investing

Cash used in investing activities of $512.1 million for fiscal 2016 includes net purchases of available-for-sale debt securities of $327.3 million and net cash of $126.5 million used to acquire businesses. Investments in property and equipment totaled $41.6 million and primarily relate to information technology infrastructure and leasehold improvements. Investments in other intangible assets, primarily patents, totaled $14.0 million for fiscal 2016.

Cash flows from financing

Cash used in financing activities of $327.8 million for fiscal 2016 includes $262.6 million to repurchase 3,476,229 shares of our common stock and payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to employee share awards vesting during fiscal 2016 of $66.9 million. Partially offsetting financing activities using cash were proceeds from employees’ exercise of common stock options, which totaled $3.6 million. Payments on other borrowings totaled $1.8 million for fiscal 2016.

Investments in debt securities

Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. At February 28, 2017 and February 29, 2016, the vast majority of our investments were priced with the assistance of pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, we assess other factors to determine the securities’ market values, including broker quotes or model valuations. Independent price verifications of all of our holdings are performed by the pricing vendors, which we review. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

Capital requirements

We have experienced a substantial increase in our operating expenses since our inception in connection with the growth of our operations, the development of our technologies, the expansion of our services operations and our acquisition activity. Our capital requirements during fiscal 2018 will depend on numerous factors, including the amount of resources we devote to:

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

We have utilized, and will continue from time to time to utilize, cash and investments to fund, among other potential uses, purchases of our common stock, purchases of fixed assets, purchases of intangible assets (primarily patents), and mergers and acquisitions. Given our historically strong operating cash flow and the $2.13 billion of cash and investments held at February 28, 2017, we believe our cash and cash equivalent balances, together with our ability to generate additional cash from operations, should be sufficient to satisfy our cash requirements for the next twelve months and for the foreseeable future. However, we may take advantage of favorable capital market conditions that may arise from time to time to raise additional capital.

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

As of February 28, 2017, our cash, cash equivalents and available-for-sale investment securities totaled $2.13 billion, of which $1.12 billion was held outside the U.S. Our intent is to reinvest the earnings of foreign subsidiaries indefinitely outside the U.S. to fund both organic growth and acquisitions. From time to time, however, we may remit a portion of these earnings to the extent it is economically prudent. For further discussion related to geographic segments, see NOTE 19—Segment Reporting to our Consolidated Financial Statements.

With 47.7% of our available cash, cash equivalents and available-for-sale investments, as of February 28, 2017, held within the U.S., we do not anticipate a need to repatriate any foreign earnings for the foreseeable future. However, if cash held outside the U.S. were needed to fund our U.S. operations, under current tax law we would be subject to additional taxes on the portion related to repatriated earnings of our foreign subsidiaries. As of February 28, 2017, cumulative undistributed foreign earnings totaled $677.4 million. For further discussion, see NOTE 11—Income Taxes to our Consolidated Financial Statements.

Off-balance sheet arrangements

As of February 28, 2017 and February 29, 2016, we have no off-balance sheet financing arrangements and do not utilize any “structured debt,” “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

Contractual obligations

The following table summarizes our principal contractual obligations at February 28, 2017 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$289,802	$56,068	$92,707	$68,154	$72,873
Capital lease obligations	2,356	1,354	1,002	—	—
Convertible notes 0.25% coupon obligations	6,037	2,013	4,024	—	—
Convertible notes principal	805,000	—	805,000	—	—
Purchase obligations	2,200	2,200	—	—	—

Total	$1,105,395	$61,635	$902,733	$68,154	$72,873

Obligations under contracts that we may cancel without significant penalty are not included in the table above. In addition, because we are unable to reasonably estimate the timing of settlements and any future payments related to uncertain tax positions, such liabilities are not included in the above table. However, as of February 28, 2017, we have recognized a total of $76.7 million related to such liabilities, which are included in Other long-term obligations on our Consolidated Balance Sheet.

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

Interest rate risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of short- and long-term investments in a variety of available-for-sale fixed and floating rate debt securities, including both government and corporate obligations and money market funds. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in prevailing interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income related to these securities may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates or perceived credit risk related to the securities’ issuers. A hypothetical one-half percentage point change in interest rates, assuming a parallel shift of all interest rates, would result in an approximate $0.6 million change in annual interest income derived from investments in our portfolio as of February 28, 2017. For further discussion related to our investments as of February 28, 2017 and February 29, 2016, see NOTE 2—Summary of Significant Accounting Policies and NOTE 17—Assets and Liabilities Measured at Fair Value on a Recurring Basis to our Consolidated Financial Statements.

Investment risk

The fair market value of our available-for-sale investment portfolio is subject to interest rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in prevailing interest rates would result in an approximate $12.0 million decrease in the fair value of our available-for-sale investment securities as of February 28, 2017. For further discussion related to our investments as of February 28, 2017 and February 29, 2016, see NOTE 2—Summary of Significant Accounting Policies and NOTE 17—Assets and Liabilities Measured at Fair Value on a Recurring Basis to our Consolidated Financial Statements.

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

Accounts receivable

As of February 28, 2017 and February 29, 2016, no individual customer accounted for 10% or more of our total accounts receivable.

Foreign currency risk

Approximately 41.9% of our revenue for fiscal 2017 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component of net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency statements results in increased revenue and operating expenses for our non-U.S. operations. Similarly, our revenue and operating expenses for our non-U.S. operations decrease if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from fiscal 2016, our revenue from non-U.S. operations for fiscal 2017 would have been lower than we reported by approximately $7.6 million and operating expenses from non-U.S. operations for fiscal 2017 would have been higher than we reported by approximately $7.5 million, which would have resulted in income from operations being lower by $15.1 million.

Convertible notes

In October 2014, we issued $805.0 million of 0.25% convertible notes due 2019. The convertible notes have a fixed annual interest rate of 0.25%, and, therefore, we do not have economic interest rate exposure on the convertible notes. However, the fair market value of the convertible notes is exposed to interest rate risk. Generally, the fair market value of the convertible notes will increase as interest rates fall and decrease as interest rates rise. For further discussion regarding the fair value of the convertible notes, see NOTE 21—Convertible Notes to our Consolidated Financial Statements.

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

The aggregate notional amount of outstanding forward contracts at February 28, 2017 was $48.8 million. The fair value of these outstanding contracts at February 28, 2017 was a gross $0.1 million asset and a gross $0.2 million liability, and is recorded in Other current assets and Accounts payable and accrued expenses, respectively, on our Consolidated Balance Sheets. The forward contracts generally expire within three months of the period ended February 28, 2017. The forward contracts will settle in Australian dollars, Euros, Hong Kong dollars, Japanese yen, Norwegian krona, Singapore dollars, Swedish krona, Swiss francs and U.S. dollars.

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

Our independent registered public accounting firm, which has audited the financial statements included in Part II, Item 8 of this report, has also audited the effectiveness of the Company’s internal control over financial reporting as of February 28, 2017, as stated in their attestation report on our internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Red Hat, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Red Hat, Inc. and its subsidiaries at February 28, 2017 and February 29, 2016, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing in Item 8. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for stock compensation during the fiscal year ended February 28, 2017.

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

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina

April 26, 2017

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands—except share and per share amounts)

	February 28, 2017	February 29, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,090,808	$927,778
Investments in debt securities, short-term	369,983	281,142
Accounts receivable, net of allowances for doubtful accounts of $2,791 and $2,798, respectively	634,821	509,715
Prepaid expenses	200,609	150,877
Other current assets	19,481	2,921

Total current assets	2,315,702	1,872,433
Property and equipment, net of accumulated depreciation and amortization of $231,533 and $194,819, respectively	189,629	166,886
Goodwill	1,040,709	1,027,277
Identifiable intangibles, net	137,767	146,071
Investments in debt securities, long-term	672,440	786,470
Deferred tax assets, net	104,833	111,456
Other assets, net	74,105	44,506

Total assets	$4,535,185	$4,155,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$376,957	$284,802
Deferred revenue, short-term	1,512,762	1,272,908
Other current obligations	1,354	1,467

Total current liabilities	1,891,073	1,559,177
Deferred revenue, long-term	557,194	449,636
Convertible notes	745,633	723,942
Other long-term obligations	93,965	87,912
Commitments and contingencies (NOTES 14 and 15)
Stockholders’ equity:
Preferred stock, $0.0001 per share par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 per share par value, 300,000,000 shares authorized, 236,804,594 and 234,896,137 shares issued, 176,901,936 and 181,185,861 shares outstanding at February 28, 2017 and February 29, 2016, respectively	24	23
Additional paid-in capital	2,294,462	2,162,264
Retained earnings	1,352,991	1,099,738
Treasury stock at cost, 59,902,658 and 53,710,276 shares at February 28, 2017 and February 29, 2016, respectively	(2,311,805)	(1,853,144)
Accumulated other comprehensive loss	(88,352)	(74,449)

Total stockholders’ equity	$1,247,320	$1,334,432

Total liabilities and stockholders’ equity	$4,535,185	$4,155,099

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands—except per share amounts)

	Fiscal Years Ended
	February 28, 2017	February 29, 2016	February 28, 2015
Revenue:
Subscriptions	$2,135,780	$1,803,449	$1,561,234
Training and services	276,023	248,781	228,255

Total subscription and training and services revenue	2,411,803	2,052,230	1,789,489

Cost of subscription and training and services revenue:
Cost of subscriptions	158,977	126,663	112,856
Cost of training and services	195,401	182,966	160,343

Total cost of subscription and training and services revenue	354,378	309,629	273,199

Gross profit	2,057,425	1,742,601	1,516,290
Operating expense:
Sales and marketing	1,036,021	848,950	728,387
Research and development	480,668	413,322	367,856
General and administrative	208,491	192,281	170,053

Total operating expense	1,725,180	1,454,553	1,266,296

Income from operations	332,245	288,048	249,994
Interest income	13,921	11,673	8,336
Interest expense	23,822	23,121	9,394
Other (expense) income, net	(2,164)	(1,735)	6,562

Income before provision for income taxes	320,180	274,865	255,498
Provision for income taxes	66,477	75,500	75,297

Net income	$253,703	$199,365	$180,201

Net income per share:
Basic	$1.41	$1.09	$0.97
Diluted	$1.39	$1.07	$0.95
Weighted average shares outstanding:
Basic	179,642	182,817	186,529
Diluted	182,961	186,119	189,246

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Fiscal Years Ended
	February 28, 2017	February 29, 2016	February 28, 2015
Net income	$253,703	$199,365	$180,201
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(14,008)	(12,790)	(56,163)
Available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities during the period	14	(1,593)	(148)
Reclassification for gain realized on available-for-sale securities, reported in Other income (expense), net	(21)	(4)	(152)
Tax benefit	112	559	301

Net change in available-for-sale securities (net of tax)	105	(1,038)	1

Total other comprehensive loss	(13,903)	(13,828)	(56,162)

Comprehensive income	$239,800	$185,537	$124,039

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at February 28, 2014	230,916	$23	$1,891,848	$720,172	$(1,056,419)	$(4,459)	$1,551,165
Net income	—	—	—	180,201	—	—	180,201
Other comprehensive loss, net of tax	—	—	—	—	—	(56,162)	(56,162)
Vest and exercise of share-based awards	2,146	—	2,434	—	—	—	2,434
Common stock repurchase	—	—	(75,000)	—	(460,062)	—	(535,062)
Share-based compensation expense	—	—	135,232	—	—	—	135,232
Assumed employee share-based awards from acquisitions	—	—	895	—	—	—	895
Tax benefits related to share-based awards	—	—	6,436	—	—	—	6,436
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	—	(43,462)	—	—	—	(43,462)
Equity component of convertible notes	—	—	96,890	—	—	—	96,890
Equity component of convertible notes issuance cost	—	—	(1,833)	—	—	—	(1,833)
Purchase of convertible note hedges	—	—	(148,040)	—	—	—	(148,040)
Proceeds from issuance of warrants	—	—	79,776	—	—	—	79,776
Deferred taxes related to convertible notes	—	—	19,868	—	—	—	19,868
Other	—	—	(1,193)	—	1,193	—	—

Balance at February 28, 2015	233,062	$23	$1,963,851	$900,373	$(1,515,288)	$(60,621)	$1,288,338

Net income	—	—	—	199,365	—	—	199,365
Other comprehensive loss, net of tax	—	—	—	—	—	(13,828)	(13,828)
Vest and exercise of share-based awards	1,834	—	3,596	—	—	—	3,596
Common stock repurchase	—	—	75,000	—	(337,643)	—	(262,643)
Share-based compensation expense	—	—	166,234	—	—	—	166,234
Assumed employee share-based awards from acquisitions	—	—	505	—	—	—	505
Tax benefits related to share-based awards	—	—	19,772	—	—	—	19,772
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	—	(66,907)	—	—	—	(66,907)
Other	—	—	213	—	(213)	—	—

Balance at February 29, 2016	234,896	$23	$2,162,264	$1,099,738	$(1,853,144)	$(74,449)	$1,334,432

Net income	—	—	—	253,703	—	—	253,703
Other comprehensive loss, net of tax	—	—	—	—	—	(13,903)	(13,903)
Vest and exercise of share-based awards	1,909	1	3,828	—	—	—	3,829
Common stock repurchase	—	—	—	—	(458,661)	—	(458,661)
Share-based compensation expense	—	—	192,530	—	—	—	192,530
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	—	(66,529)	—	—	—	(66,529)
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	2,369	(450)	—	—	1,919

Balance at February 28, 2017	236,805	$24	$2,294,462	$1,352,991	$(2,311,805)	$(88,352)	$1,247,320

Note: No preferred stock was issued or outstanding during the three fiscal years ended February 28, 2017.

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years Ended
	February 28, 2017	February 29, 2016	February 28, 2015
Cash flows from operating activities:
Net income	$253,703	$199,365	$180,201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,309	76,088	76,263
Amortization of debt discount and transaction costs	21,691	21,003	8,227
Deferred income taxes	12,327	(13,673)	23,517
Share-based compensation expense	192,530	166,234	135,232
Excess tax benefits from share-based payment arrangements (1)	—	20,231	5,607
Net amortization of bond premium on debt securities available for sale	12,623	12,169	9,314
Other	946	4,418	(3,474)
Changes in operating assets and liabilities net of effects of acquisitions:
Accounts receivable	(119,102)	(48,404)	(121,536)
Prepaid expenses	(76,787)	(24,486)	(40,741)
Accounts payable and accrued expenses	71,026	62,438	71,040
Deferred revenue	348,534	260,495	282,693
Other	(19,083)	445	2,059

Net cash provided by operating activities	783,717	736,323	628,402

Cash flows from investing activities:
Purchase of investment in debt securities available for sale	(500,849)	(982,935)	(568,551)
Proceeds from maturities of investment in debt securities available for sale	457,710	652,706	502,365
Proceeds from sales of investment in debt securities available for sale	43,273	2,916	77,793
Acquisitions of businesses, net of cash acquired	(28,667)	(126,459)	(296,121)
Purchase of developed software and other intangible assets	(11,774)	(13,964)	(6,123)
Purchase of property and equipment	(69,123)	(41,553)	(45,648)
Other	(703)	(2,819)	11,282

Net cash used in investing activities	(110,133)	(512,108)	(325,003)

Cash flows from financing activities:
Proceeds from exercise of common stock options	3,829	3,596	2,434
Proceeds from employee stock purchase program	18,852	—	—
Purchase of treasury stock	(458,661)	(262,643)	(535,062)
Payments related to settlement of employee shared-based awards	(66,529)	(66,907)	(43,462)
Proceeds from issuance of convertible notes, net of issuance costs	—	—	789,769
Purchase of convertible note hedges	—	—	(148,040)
Proceeds from issuance of warrants	—	—	79,776
Payments on other borrowings	(1,684)	(1,843)	(2,782)

Net cash (used in) provided by financing activities	(504,193)	(327,797)	142,633

Effect of foreign currency exchange rates on cash and cash equivalents	(6,361)	(16,113)	(45,301)

Net increase (decrease) in cash and cash equivalents	163,030	(119,695)	400,731
Cash and cash equivalents at beginning of year	927,778	1,047,473	646,742

Cash and cash equivalents at end of year	$1,090,808	$927,778	$1,047,473

Supplemental cash flow information:
Cash paid for interest	$2,080	$2,039	$52
Cash paid for income taxes	$56,655	$63,400	$33,701
Non-cash investing and financing activities:
Fixed assets acquired under capital leases	$1,652	$1,892	$1,818

(1)	Effective March 1, 2016, the Company adopted ASU 2016-09 which, among other items, updates the cash flow presentation of excess tax benefits related to share-based compensation. The Company elected to adopt the ASC 2016-09 updates related to cash flows on a retrospective basis. As a result, net cash provided by operating activities and net cash used in financing activities each increased by $20.2 million for the fiscal year ended February 29, 2016 and $5.6 million for the fiscal year ended February 28, 2015. For the fiscal year ended February 28, 2017, excess tax benefits from share-based payment arrangements totaled $16.0 million and are included in net income. See NOTE 2—Summary of Significant Accounting Policies for detailed information on adoption of ASU 2016-09.

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

The Consolidated Statements of Cash Flows as of February 29, 2016 and February 28, 2015 include the effect of retrospective application of Accounting Standards Update 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). Under ASU 2016-09, all windfall tax benefits related to share-based payments are reported as cash flows from operating activities along with all other income tax cash flows. Previously, windfall tax benefits from share-based payment arrangements were reported as cash flows from financing activities.

With the Company’s permitted election to retrospectively apply this classification amendment, $20.2 million and $5.6 million, respectively, of windfall tax benefits previously reported as cash inflows from financing activities on the Company’s Consolidated Statements of Cash Flows for the fiscal years ended February 29, 2016 and February 28, 2015 have been reclassified as cash inflows from operating activities.

For additional discussion related to recent accounting pronouncements the Company has either recently adopted or is currently evaluating the impact from future adoption, see “Recent accounting pronouncements” in this note.

In addition to the reclassifications resulting from application of ASU 2016-09, certain other amounts for the fiscal years ended February 29, 2016 and February 28, 2015 have been reclassified to conform to the current year presentation.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from such estimates.

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

Subscription revenue

Subscription revenue is comprised of direct and indirect sales of subscriptions relating to Red Hat technologies. Accounts receivable and deferred revenue are recorded at the time a customer enters into a binding subscription agreement for the purchase of a subscription, subscription services are made available to the customer and the customer is billed. The deferred revenue amount is recognized as revenue ratably over the subscription period. Red Hat technologies are generally offered with either one or three-year base subscription periods; the majority of the Company’s subscriptions have one-year terms. Under these subscription agreements, renewal rates are generally specified for one or three-year renewal terms. Subscriptions generally entitle the end user to the technology itself and post-contract customer support, generally consisting of varying levels of support services as well as access to security updates, fixes, functionality enhancements, upgrades to the technologies, each on an if and when available basis, and compatibility with an ecosystem of certified hardware and software, during the term of the subscription. The Company sells its offerings through two principal channels: (1) direct, which includes sales by the Company’s sales force as well as web store sales, and (2) indirect, which includes certified cloud and service providers (“CCSPs”), distributors, OEMs, systems integrators and value added resellers. The Company recognizes revenue from the sale of Red Hat technologies ratably over the period of the subscription beginning on the commencement date of the subscription agreement.

Subscription arrangements with large enterprise customers often have contracts with multiple elements (e.g., software technology, support, training, consulting and other services). The Company allocates revenue to each element of the arrangement based on vendor-specific objective evidence (“VSOE”) of each element’s fair value when the Company can demonstrate sufficient evidence of the fair value of at least those elements that are undelivered. The fair value of each element in multiple element arrangements is created by either (i) providing the customer with the ability during the term of the arrangement to renew that element at the same rate paid for the element included in the initial term of the agreement or (ii) selling the element on a stand-alone basis.

The Company derives a portion of its revenue from CCSPs that provide public clouds with, and allow users to consume, computing resources as a service. The Company earns revenue based on subscription units consumed by the CCSP or its end users.

For periods prior to March 1, 2015, the Company recognized cloud-usage revenue upon receipt of usage reports from the CCSPs, which typically report fees owed to the Company one month or more after the fees have been earned. Effective March 1, 2015, the Company believed that it had sufficient historical data and experience

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Deferred selling costs

Deferred commissions are the incremental costs that are directly associated with non-cancellable subscription contracts with customers and consist of sales commissions paid to the Company’s sales force. The commissions are deferred and amortized over a period that approximates the subscription period. The commission payments are paid in full subsequent to the month in which the customer’s service commences. The deferred commission amounts are recoverable through the future revenue streams under the non-cancellable customer contracts. In addition, the Company has the ability and intent under the commission plans with its sales force to recover commissions previously paid to its sales force in the event that customers breach the terms of their subscription agreements and do not fully pay for their subscription agreements. Deferred commissions are included in Prepaid expenses and Other assets, net on the accompanying Consolidated Balance Sheets. Amortization of deferred commissions is included in sales and marketing expense in the accompanying Consolidated Statements of Operations.

Goodwill and other long-lived assets

Goodwill

The Company evaluates goodwill for impairment during the fourth quarter of its fiscal year or more frequently if events or changes in circumstances indicate that an impairment to goodwill may have occurred. For fiscal years ended February 28, 2017 and February 28, 2015, the Company applied its test for goodwill impairment as permitted by Accounting Standards Update 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”), which allows the Company to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying value. The outcome of these qualitative tests determines whether it is necessary for a company to perform the two-step goodwill impairment test as required in years prior to the adoption of ASU 2011-08.

After considering such qualitative factors as macroeconomic conditions, actual or anticipated changes to cost factors (for example, selling and delivery), overall financial performance and other Company-specific factors, such as potential changes in strategy, the Company determined that it was not more likely than not that any impairment to goodwill had occurred during the fiscal years ended February 28, 2017 and February 28, 2015. Consequently, the Company was not required to perform the remaining two-step quantitative goodwill impairment test.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the fiscal year ended February 29, 2016, the Company elected to perform a quantitative assessment of goodwill for all of its reporting units. In doing so, the Company compared the estimated fair value of each of the reporting units to its respective book value, including allocated goodwill. The Company concluded that there were no impairments of goodwill.

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

Unrealized gains and temporary losses on investments classified as available for sale are included within accumulated other comprehensive income, net of any related tax effect. Realized gains and losses are recorded using the specific identification method and upon realization, such amounts are reclassified from accumulated other comprehensive income to Other income (expense), net. Realized gains and losses and other than temporary impairments, if any, are reflected in the Company’s Consolidated Statements of Operations as Other income (expense), net. The Company does not recognize changes in the fair value of its investments in income unless a decline in value is considered other than temporary. The vast majority of the Company’s investments are priced by pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, the Company assesses other factors to determine the security’s market value, including broker quotes or model valuations. Independent price verifications of all holdings are performed by pricing vendors which are then reviewed by the Company. In the event a price fails a pre-established tolerance check, it is researched so that the Company can assess the cause of the variance to determine what the Company believes is the appropriate fair market value. See NOTE 17—Assets and Liabilities Measured at Fair Value on a Recurring Basis for further discussion on fair value measurements.

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

Capitalized software costs

Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. As a result of the Company’s practice of frequently releasing source code that it has developed on an on-going basis for unrestricted download on the Internet, there is generally no passage of time between achievement of technological feasibility and the availability of the Company’s product for general release. Therefore, at February 28, 2017 and February 29, 2016, the Company had no internally developed capitalized software costs for products to be sold to third parties.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and equipment

Property and equipment is primarily comprised of furniture, computer and other equipment, computer software and leasehold improvements, which are recorded at cost and depreciated or amortized using the straight-line method. Expenditures for maintenance and repairs are charged to operations as incurred; major expenditures for renewals and betterments are capitalized and depreciated. Property and equipment acquired under capital leases are depreciated over the lesser of the estimated remaining useful life of the asset or the remaining term of the lease.

Share-based compensation

The Company measures share-based compensation cost as of the grant date, based on the estimated fair value of the award and recognizes the cost over the employee requisite service period typically on a straight-line basis. The Company estimates the fair value of stock options using the Black-Scholes-Merton valuation model. The fair value of nonvested share awards, nonvested share units and performance share units (“PSUs”) are measured at their underlying closing share price on the date of grant. The Company’s share-based compensation is described further in NOTE 13—Share-based Awards.

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

Advertising expense totaled $95.7 million, $88.9 million and $62.6 million for the fiscal years ended February 28, 2017, February 29, 2016 and February 28, 2015, respectively.

Research and development expenses

Research and development expenses include all direct costs, primarily salaries for Company personnel and outside consultants, related to the development of new software products, significant enhancements to existing software products, and the portion of costs of development of internal use software required to be expensed. Research and development costs are charged to operations as incurred.

Income taxes

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

Foreign currency translation

The Euro has been determined to be the primary functional currency for the Company’s European operations, and local currencies have been determined to be the functional currencies for the Company’s Asia Pacific and Latin American operations. Foreign exchange gains and losses, which result from the process of remeasuring foreign currency transactions into the appropriate functional currency, are included in Other income (expense), net in the Company’s Consolidated Statements of Operations.

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

Customers and credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, investments and trade receivables. The Company primarily places its cash, cash equivalents and investments with high-credit quality financial institutions which invest predominantly in U.S. government instruments, investment grade corporate bonds and certificates of deposit guaranteed by banks that are members of the Federal Deposit Insurance Corporation. Cash deposits are primarily in financial institutions in the U.S. and the United Kingdom. However, cash for monthly operating costs of international operations are deposited in banks outside the U.S.

The Company performs credit evaluations to reduce credit risk and generally requires no collateral from its customers. Management estimates the allowance for uncollectible accounts based on its historical experience and credit evaluation. The Company’s standard credit terms are net 30 days in North America, net 30 to net 45 days in EMEA (Europe, Middle East and Africa) and Latin America, and range from net 30 to net 60 days in Asia Pacific (principally Australia, China, India, Japan, Singapore and South Korea).

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

With respect to the Company’s 0.25% convertible senior notes due 2019 (the “convertible notes”), the Company has the option to pay cash or deliver, as the case may be, either cash, shares of its common stock or a combination of cash and shares of its common stock for the aggregate amount due upon conversion of the convertible notes. The Company’s intent is to settle the principal amount of the convertible notes in cash upon conversion. As a result, upon conversion of the convertible notes, only the amounts payable in excess of the principal amounts of the notes are considered in diluted earnings per share under the treasury stock method. See NOTE 21—Convertible Notes for detailed information on the convertible notes.

Segment reporting

The Company is organized primarily on the basis of three geographic business units: the Americas (U.S., Latin America and Canada), EMEA and Asia Pacific. These business units are aggregated into one reportable segment due to the similarity in nature of products and services provided, financial performance economic characteristics (e.g., revenue growth and gross margin), methods of production and distribution and customer classes (e.g., cloud service providers, distributors, resellers and enterprise).

The Company has offices in more than 90 locations around the world. The Company manages its international business on an Americas-wide, EMEA-wide and Asia Pacific-wide basis. See NOTE 19—Segment Reporting for further discussion.

Recent accounting pronouncements

Accounting pronouncements adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09 to simplify several aspects of the accounting for share-based compensation, including the income tax consequences. This guidance is effective for the Company as of the first quarter of the fiscal year ending February 28, 2018. However, the Company elected to early adopt ASU 2016-09 effective March 1, 2016.

Impact to Consolidated Statements of Operations. One of the more significant impacts of adopting ASU 2016-09 is the required change in how the Company recognizes the excess tax benefits (“windfalls”) or deficiencies (“shortfalls”) related to share-based compensation. For example, prior to adopting ASU 2016-09, such windfalls and shortfalls were credited or charged, respectively, to additional paid-in capital in the Company’s Consolidated Balance Sheets. Under ASU 2016-09, these windfalls and shortfalls are recognized as a discrete tax benefit or discrete tax expense, respectively, in the Company’s Consolidated Statements of Operations. For the fiscal year ended February 28, 2017, the Company recognized a discrete tax benefit of $15.8 million related to net windfall tax benefits from share-based compensation.

ASU 2016-09 requires companies to adopt the amendment related to accounting for windfalls and shortfalls on a prospective basis only. As a result, no change has been made to the Consolidated Statements of Operations for the fiscal years ended February 29, 2016 and February 28, 2015 related to the $19.8 million and $6.4 million, respectively, of net windfall tax benefits the Company recognized as additional paid-in capital during the fiscal years ended February 29, 2016 and February 28, 2015. Net windfall tax benefits of $19.8 million recognized as additional paid-in capital during the fiscal year ended February 29, 2016 includes gross windfall tax benefits of $20.2 million net of $0.5 million shortfall tax expense. Net windfall tax benefits of $5.4 million recognized

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

within additional paid-in capital during the fiscal year ended February 28, 2015 includes gross windfall tax benefits of $5.6 million net of $0.3 million shortfall tax expense.

Impact to Consolidated Statements of Cash Flows. In addition to the income tax consequences described above, under ASU 2016-09 all windfall tax benefits related to share-based payments are reported as cash flows from operating activities along with all other income tax cash flows. Previously, windfall tax benefits from share-based payment arrangements were reported as cash flows from financing activities.

With respect to the classification of windfall tax benefits on the statement of cash flows, ASU 2016-09 allows companies to elect either a prospective or retrospective application. The Company has elected to apply this classification amendment retrospectively. As a result, $20.2 million and $5.6 million, respectively, of windfall tax benefits previously reported as cash flows from financing activities on the Company’s Consolidated Statements of Cash Flows for the fiscal years ended February 29, 2016 and February 28, 2015 have been reclassified as cash flows from operating activities.

Impact to Consolidated Balance Sheets. ASU 2016-09 requires that certain other amendments relevant to the Company be applied using a modified-retrospective transition method by means of a cumulative-effect adjustment to retained earnings as of the beginning of the period in which the guidance is adopted. As a result of adopting ASU 2016-09 during the fiscal year ended February 28, 2017, the Company adjusted retained earnings for amendments related to (i) the timing of when unrealized net windfall tax benefits are recognized and (ii) an entity-wide accounting policy election to recognize share-based award forfeitures only as they occur rather than estimate by applying a forfeiture rate. The following table summarizes the impact to the Company’s Consolidated Balance Sheet, including the net amount charged to retained earnings as of March 1, 2016 (in thousands):

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

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This standard sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about the Company’s ability to continue as a going concern, and if so, to provide related footnote disclosures. This guidance is effective for the Company as of February 28, 2017. The Company early adopted ASU 2014-15 and performed its evaluation during the fourth quarter of its fiscal year ended February 28, 2017. As a result of this evaluation, the Company does not have substantial doubt about its ability to continue as a going concern.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting pronouncements being evaluated

In January 2017, the FASB issued Accounting Standards Update 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The FASB issued ASU 2017-04 to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this updated standard, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity also should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if any. The FASB also eliminated the requirement for reporting units with a zero or negative carrying amount to first perform a qualitative assessment. This guidance is effective for the Company as of the first quarter of its fiscal year ending February 29, 2020. The Company is currently evaluating the impact that this updated standard, but does not believe this update will have a significant impact on its consolidated financial statements.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, now referred to as Accounting Standards Codification Topic 606 (“ASC 606”). The FASB issued ASC 606 to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance is effective for the Company beginning the first quarter of its fiscal

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

year ending February 28, 2019. The standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach.

The Company has substantially completed its preliminary assessment of the potential impact that the implementation of this updated standard will have on its consolidated financial statements. With respect to the Company’s software subscription offerings, which accounted for 89%, 88%, and 87% of the Company’s total revenue for the fiscal years ended February 28, 2017, February 29, 2016 and February 28, 2015, respectively, the Company provides value to its customers through continuous aggregation, integration, testing, certification, maintenance, enhancement and support of the open source technologies that it distributes. The Company currently recognizes subscription revenue ratably over the subscription period. Under the updated standard, these subscription attributes represent a series of performance obligations that are delivered over time, primarily on a stand-ready basis (for example, attributes such as updates, upgrades, and support are not forced upon subscribers but rather made available to subscribers). As a result, the Company believes that its subscription revenue meets the criteria for revenue recognition over time and will continue to be recognized ratably under the updated standard.

The Company also offers professional consulting and training services that are designed to help customers derive additional value from Red Hat technologies. Under the updated guidance, revenue from professional consulting and training services that were previously sold on a standalone basis will continue to be recognized over time as the Company satisfies its performance obligations by delivering and transferring such services to the customer.

With respect to customer contracts with multiple elements (such as software subscriptions and professional consulting and training services), under the current standard the Company allocates total contract revenue to each element’s relative fair value when the Company can demonstrate sufficient VSOE of the fair value of at least those elements that are undelivered. For multiple-element contracts in which one or more of the undelivered elements lacks VSOE, the Company defers recognition of any revenue until the elements lacking VSOE have been delivered. However, under the updated standard, the Company will be required to allocate total contract revenue to each element (referred to as a distinct performance obligation under the updated standard) based on either an established or estimated standalone selling price. The Company would then recognize the allocated revenue as each element (performance obligation) is delivered. Because the Company has historically established VSOE for most of its offerings and as a result has not been required to defer a significant amount of revenue due to insufficient VSOE, the Company does not anticipate the updated standard’s requirement to establish or estimate a standalone selling price, rather than defer revenues in the absence of VSOE, to have a significant impact on the Company’s financial statements.

The Company continues to assess the impact of the updated guidance, including for example, any potential changes to and investments in the Company’s policies, processes, systems and internal controls over financial reporting that may be required to comply with new guidance related to variable consideration, contract modifications, allocation of discounts and expanded disclosures. The Company has not yet finalized its decision with respect to transition method.

NOTE 3—Business Combinations

Acquisition of 3scale, Inc.

On June 24, 2016, the Company completed its acquisition of all of the shares of 3scale, Inc. (“3scale”), a provider of application programming interface (“API”) management technology. By adding 3scale to its existing portfolio, including Red Hat JBoss Middleware, Red Hat OpenShift and Red Hat Mobile Application Platform, the Company strengthens its enablement of the API economy with simplified cloud integration and microservices-based architectures.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The consideration paid was $29.1 million in cash. Management has completed its assessment of the acquisition-date fair value of the assets acquired and liabilities assumed. The total consideration transferred of $29.1 million was allocated to the Company’s assets and liabilities as follows: $16.9 million to goodwill, $13.1 million to identifiable intangible assets and $0.9 million to working capital as a net current liability.

The Company incurred approximately $1.8 million in transaction costs, including legal and accounting fees, relating to the acquisition. These transaction costs have been expensed as incurred and included in general and administrative expense on the Company’s Consolidated Statements of Operations for the fiscal year ended February 28, 2017.

Acquisition of Ansible, Inc.

On October 16, 2015, the Company completed its acquisition of all of the shares of Ansible, Inc. (“Ansible”). Ansible is a provider of IT automation solutions that allows its users to manage applications across hybrid cloud environments. The acquisition augments the Company’s management portfolio and help customers to deploy and manage applications across private and public clouds, speed service delivery through development and operations initiatives, streamline OpenStack installations and upgrades and accelerate container adoption by simplifying orchestration and configuration.

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

The Company incurred approximately $3.9 million in transaction costs, including legal and accounting fees, relating to the acquisition. These transaction costs have been expensed as incurred and included in general and administrative expense on the Company’s Consolidated Statements of Operations for the fiscal year ended February 29, 2016.

Acquisition of FeedHenry Ltd.

On October 8, 2014, the Company completed its acquisition of all of the shares of FeedHenry Ltd. (“FeedHenry”). FeedHenry is a provider of cloud-based enterprise mobile application platforms. The acquisition expands the Company’s portfolio of application development, integration and platform-as-a-service solutions, enabling the Company to support mobile application development in public and private environments.

The consideration paid as of the closing date was $80.2 million and has been allocated to the Company’s assets and liabilities as follows: $68.5 million to goodwill, $9.0 million to identifiable intangible assets and the remaining $2.7 million to net working capital.

The Company incurred approximately $1.1 million in transaction costs, including legal and accounting fees, relating to the acquisition. These transaction costs have been expensed as incurred and included in general and administrative expense on the Company’s Consolidated Statements of Operations for the fiscal year ended February 28, 2015.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisition of eNovance, SAS

On June 24, 2014, the Company completed its acquisition of all of the shares of eNovance, SAS (“eNovance”), a provider of open source cloud computing services. The acquisition assists in advancing the Company’s market position in OpenStack, and the addition of eNovance’s systems integration capabilities and engineering talent is expected to help meet growing demand for enterprise OpenStack consulting, design and deployment.

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

The Company incurred approximately $0.9 million in transaction costs, including legal and accounting fees, relating to the acquisition. These transaction costs have been expensed as incurred and included in general and administrative expense on the Company’s Consolidated Statements of Operations for the fiscal year ended February 28, 2015.

Acquisition of Inktank Storage, Inc.

On April 30, 2014, the Company completed its acquisition of all of the shares of Inktank Storage, Inc. (“Inktank”), a provider of scale-out, open source storage systems, whose flagship technology, Inktank Ceph Enterprise, delivers object and block storage software to enterprises deploying public or private clouds. The acquisition complements the Company’s existing GlusterFS-based storage offering.

The consideration paid was $152.5 million and has been allocated to the Company’s assets and liabilities as follows: $131.4 million to goodwill, $10.8 million to identifiable intangible assets and the remaining $10.3 million to net working capital.

The Company incurred approximately $2.0 million in transaction costs, including legal and accounting fees, relating to the acquisition. These transaction costs have been expensed as incurred and included in general and administrative expense on the Company’s Consolidated Statements of Operations for the fiscal year ended February 28, 2015.

Pro forma consolidated financial information (unaudited)

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company (in thousands, except per share amounts) as if the acquisition of 3scale, Ansible, FeedHenry, eNovance and Inktank had closed on March 1, 2014, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisitions actually taken place at the beginning of the period. Pro forma consolidated financial information for the fiscal year ended February 28, 2017 has not been provided because the acquisition

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of 3scale would not have had a significant impact on consolidated operating results if the acquisition had closed on March 1, 2016.

	Fiscal Years Ended
	February 29, 2016	February 28, 2015
Revenue	$2,057,565	$1,797,959
Net income	188,825	158,467
Basic net income per common share	$1.03	$0.85
Diluted net income per common share	$1.01	$0.84

Goodwill and other business combinations

The Company completed its annual goodwill impairment tests for the fiscal years ended February 28, 2017, February 29, 2016 and February 28, 2015. No goodwill impairment was deemed to have occurred for any of the fiscal years. The following is a summary of goodwill (in thousands):

	February 28, 2017	February 29, 2016	February 28, 2015
Balance at beginning of year	$1,027,277	$927,060	$687,430
Acquisitions	16,923	102,260	260,786
Impact of foreign currency fluctuations	(3,636)	(3,493)	(21,156)
Other adjustments	145	1,450	—

Balance at end of year	$1,040,709	$1,027,277	$927,060

The excess of purchase price paid for acquisitions over the fair value of the net assets acquired was recognized as goodwill. Goodwill comprises the majority of the purchase price paid for each of the acquired businesses because these businesses were focused on emerging technologies such as development and operations automation, mobile technologies, cloud-enabling technologies and software-defined storage technologies, which consequently—at the time of acquisition—generated relatively little revenue. However, these acquired businesses, with their assembled, highly-specialized workforces and community of contributors, are expected to both expand the Company’s existing technology portfolio and advance the Company’s market position overall in open source solutions.

NOTE 4—Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. Activity in the Company’s allowance for doubtful accounts is presented in the following table (in thousands):

Fiscal year ended	Balance at beginning of period	Charged to (recovery of) expense	Adjustments (1)	Balance at end of period
February 28, 2015	$1,986	469	(208)	$2,247
February 29, 2016	$2,247	1,323	(772)	$2,798
February 28, 2017	$2,798	(140)	133	$2,791

(1)	Represents foreign currency translation adjustments and amounts written-off as uncollectible accounts receivable.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of February 28, 2017 and February 29, 2016, no individual customer accounted for 10% or more of the Company’s accounts receivable.

NOTE 5—Prepaid Expenses

Prepaid expenses include sales commissions, which are the incremental costs that are directly associated with non-cancellable subscription contracts with customers and consist of sales commissions paid to the Company’s sales force. The commissions are deferred and amortized over a period to approximate the period of the subscription term. For further discussion on deferred commissions see NOTE 2—Summary of Significant Accounting Policies. Prepaid expenses, including sales commissions, were comprised of the following (in thousands):

	February 28, 2017	February 29, 2016
Deferred commissions	$147,695	$102,254
Professional services	24,135	21,160
Taxes	10,734	15,819
Insurance	2,166	2,160
Other	15,879	9,484

Total prepaid expenses	$200,609	$150,877

NOTE 6—Property and Equipment

The Company’s property and equipment is recorded at cost and consists of the following (in thousands):

	Estimated Useful Life (Years)	February 28, 2017	February 29, 2016
Computer and other equipment	3-5	$155,615	$135,342
Software, including software developed for internal use	5	93,727	85,517
Furniture and fixtures	7	32,260	28,800
Leasehold improvements	up to 15	124,060	104,045
Property and equipment—in progress	—	15,500	8,001

Property and equipment		421,162	361,705
Less: accumulated depreciation		(231,533)	(194,819)

Property and equipment, net		$189,629	$166,886

Property and equipment is depreciated or amortized using the straight-line method over the respective asset’s estimated useful life. Leasehold improvements are depreciated up to 15 years, over the lesser of the estimated remaining useful life of the asset or the remaining term of the lease. Depreciation expense recognized in the Company’s Consolidated Financial Statements is summarized as follows (in thousands):

	Fiscal Years Ended
	February 28, 2017	February 29, 2016	February 28, 2015
Total depreciation expense	$54,077	$48,909	$48,001

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—Identifiable Intangible Assets

Identifiable intangible assets consist primarily of trademarks, copyrights and patents, purchased technologies, customer and reseller relationships, and covenants not to compete, all of which are amortized over the estimated useful life, generally on a straight-line basis, with the exception of customer and reseller relationships, which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit. Useful lives range from two to 10 years. As of February 28, 2017 and February 29, 2016, trademarks with an indefinite estimated useful life totaled $10.9 million and $11.1 million, respectively. The following is a summary of identifiable intangible assets (in thousands):

	February 28, 2017			February 29, 2016
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$148,850	$(59,440)	$89,410	$138,106	$(49,876)	$88,230
Purchased technologies	107,078	(80,536)	26,542	96,105	(70,940)	25,165
Customer and reseller relationships	104,438	(88,046)	16,392	104,593	(80,329)	24,264
Covenants not to compete	14,081	(12,329)	1,752	13,240	(9,875)	3,365
Other intangible assets	8,833	(5,162)	3,671	8,833	(3,786)	5,047

Total identifiable intangible assets	$383,280	$(245,513)	$137,767	$360,877	$(214,806)	$146,071

The following is a summary of the change in identifiable intangible assets (in thousands):

Balance at February 29, 2016	$146,071
Purchase of identifiable intangible assets from 3scale, primarily developed technologies	13,130
Purchase of developed software and other intangible assets	11,038
Amortization expense	(31,232)
Impact of foreign currency fluctuations and other adjustments	(1,240)

Balance at February 28, 2017	$137,767

Amortization expense associated with identifiable intangible assets recognized in the Company’s Consolidated Financial Statements is summarized as follows (in thousands):

	Fiscal Years Ended
	February 28, 2017	February 29, 2016	February 28, 2015
Cost of revenue	$16,938	$13,102	$12,049
Sales and marketing	7,078	8,075	7,838
Research and development	138	842	2,417
General and administrative	7,078	5,160	5,958

Total amortization expense	$31,232	$27,179	$28,262

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of February 28, 2017, future amortization expense on existing intangibles is as follows (in thousands):

Fiscal Year	Amortization Expense of Intangible Assets
2018	$27,392
2019	22,170
2020	18,371
2021	11,867
2022	7,241
Thereafter	39,840

Total amortization expense	$126,881

NOTE 8—Other Assets, Net

Other assets, net were comprised of the following (in thousands):

	February 28, 2017	February 29, 2016
Deferred commissions, non-current	$38,842	$8,722
Cost-basis investments	14,778	16,079
Prepaid expenses, non-current	12,209	12,553
Security deposits and other	8,276	7,152

Other assets, net	$74,105	$44,506

The Company reviews its non-marketable cost-basis investments in equity securities for other than temporary declines in fair value based on prices recently paid for shares in that company, as well as changes in market conditions. The carrying values are not necessarily representative of the amounts that the Company could realize in a current transaction. The Company recognized losses of $2.0 million, $2.8 million and $4.6 million on certain investments during the fiscal years ended February 28, 2017, February 29, 2016 and February 28, 2015, respectively.

NOTE 9—Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses were comprised of the following (in thousands):

	February 28, 2017	February 29, 2016
Accounts payable	$76,197	$63,268
Accrued wages and other compensation-related expenses	212,184	137,738
Accrued other trade payables	43,781	45,785
Accrued income and other taxes payable	44,032	37,069
Accrued other	763	942

Total accounts payable and accrued expenses	$376,957	$284,802

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—Derivative Instruments

The Company transacts business in various foreign countries and is, therefore, subject to risk of foreign currency exchange rate fluctuations. The Company from time to time enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. All derivative instruments are recorded on the Consolidated Balance Sheets at their respective fair market values. The Company has elected not to prepare and maintain the documentation required to qualify for hedge accounting treatment and, therefore, changes in fair value are recorded in the Consolidated Statements of Operations. See NOTE 17—Assets and Liabilities Measured at Fair Value on a Recurring Basis for information regarding the fair value hierarchy of derivative instruments.

The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows (in thousands):

				Fiscal Year Ended February 28, 2017
	As of February 28, 2017			Classification of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
	Balance Sheet Classification	Fair Value	Notional Value
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$135	$15,151	Other income (expense), net	$3,663

Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	(160)	33,670	Other income (expense), net	(2,970)

Total		$(25)	$48,821		$693

				Fiscal Year Ended February 29, 2016
	As of February 29, 2016			Classification of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
	Balance Sheet Classification	Fair Value	Notional Value
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$566	$31,390	Other income (expense), net	$1,226

Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	(452)	41,214	Other income (expense), net	(1,195)

Total		$114	$72,604		$31

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—Income Taxes

Components of income tax expense

The U.S. and foreign components of the Company’s income before provision for income taxes consisted of the following (in thousands):

	Fiscal Years Ended
	February 28, 2017	February 29, 2016	February 28, 2015
U.S.	$187,316	$155,550	$167,388
Foreign	132,864	119,315	88,110

Income before provision for income taxes	$320,180	$274,865	$255,498

The components of the Company’s provision for income taxes consisted of the following (in thousands):

	Fiscal Years Ended
	February 28, 2017	February 29, 2016	February 28, 2015
Current:
Foreign	$35,791	$39,168	$26,325
Federal	16,857	44,872	15,252
State	1,502	5,133	4,090

Current tax expense	$54,150	$89,173	$45,667
Deferred:
Foreign	(4,854)	(5,170)	(8,188)
Federal	17,712	(6,142)	36,197
State	(531)	(2,361)	1,621

Deferred tax expense (benefit)	$12,327	$(13,673)	$29,630

Net provision for income taxes	$66,477	$75,500	$75,297

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statutory Rate Reconciliation

Taxes computed at the statutory federal income tax rates are reconciled to the provision for income taxes as follows (in thousands):

	Fiscal Years Ended
	February 28, 2017		February 29, 2016		February 28, 2015
Provision at federal statutory rate	$112,063	35.0%	$96,203	35.0%	$89,424	35.0%
State tax, net of federal tax benefit	520	0.2%	601	0.2%	4,042	1.6%
Foreign rate differential (1)	(11,795)	(3.7)%	(8,232)	(3.0)%	(13,983)	(5.5)%
Foreign dividend	—	—%	—	—%	8,720	3.4%
Nondeductible items	3,077	1.0%	3,426	1.2%	3,339	1.3%
Share-based compensation (2)	(12,749)	(4.0)%	149	0.1%	105	—%
Research tax credit	(9,532)	(3.0)%	(5,105)	(1.9)%	(5,329)	(2.1)%
Foreign tax credit	(8,930)	(2.8)%	(10,267)	(3.7)%	(11,755)	(4.6)%
Domestic production activities deduction	(4,601)	(1.4)%	(5,033)	(1.8)%	(4,433)	(1.7)%
Other	(1,576)	(0.5)%	3,758	1.4%	5,167	2.1%

Provision for income taxes	$66,477	20.8%	$75,500	27.5%	$75,297	29.5%

(1)	Foreign rate differential includes a reduction of $1.5 million related to a tax holiday in Israel. The tax holiday provides for a reduced tax rate on income attributable to research and development activities and is scheduled to terminate as of the fiscal year ending February 29, 2020. The financial impact from the tax holiday for the fiscal year ended February 28, 2017 resulted in an increase to the Company’s diluted earnings per share of approximately $0.01.
(2)	Share-based compensation in the fiscal year ended February 28, 2017 includes $15.8 million net windfall tax benefits from share-based payments resulting from the Company’s early adoption of ASU 2016-09. See NOTE 2—Summary of Significant Accounting Policies for additional discussion regarding the adoption of ASU 2016-09. This windfall is offset by certain stock-based compensation for which the Company receives no tax benefit.

Deferred taxes

Significant components of the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	February 28, 2017	February 29, 2016
Deferred tax assets:
Foreign net operating loss carryforwards	$4,218	$6,679
Domestic net operating loss carryforwards	5,696	13,202
Domestic credit carryforwards	9,864	7,849
Share-based compensation	51,016	44,276
Deferred revenue	97,258	83,901
Foreign deferred royalty expenses	2,505	9,896
Convertible notes	11,377	15,182
Other	17,077	12,313

Total deferred tax assets	199,011	193,298
Valuation allowance for deferred tax assets	(5,621)	(3,291)

Total deferred tax assets, net of valuation allowance	193,390	190,007

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	February 28, 2017	February 29, 2016
Deferred tax liabilities:
Goodwill	10,757	9,450
Property and equipment	25,163	22,669
Identifiable intangible assets	21,101	21,416
Compensation accruals	30,128	21,415
Other	4,347	3,770

Total deferred tax liabilities	91,496	78,720

Net deferred tax asset (1)	$101,894	$111,287

(1)	Net deferred tax asset is reported on the Company’s Consolidated Balance Sheets as Deferred tax assets, net and included in Other long-term obligations.

The Company maintains a valuation allowance against its deferred tax assets with respect to certain foreign and state NOL and credit carryforwards that the Company does not believe will ultimately be realized. For the fiscal year ended February 28, 2017, the valuation allowance increased $2.3 million primarily as a result of foreign NOL and credit carryforwards acquired through recent acquisitions.

As of February 28, 2017, the Company had U.S. federal NOL carryforwards of $9.2 million, foreign NOL carryforwards of $22.9 million and U.S. state NOL carryforwards of $72.3 million. The NOL carryforwards expire in varying amounts beginning in the fiscal year ending February 28, 2018. As of February 28, 2017, the Company had U.S. federal research tax credit carryforwards of $0.8 million, state research tax credit carryforwards of $18.1 million and foreign research tax credit carryforwards of $1.2 million, which expire in varying amounts beginning in the fiscal year ending February 28, 2018.

As of February 28, 2017, cumulative undistributed earnings of non-U.S. subsidiaries totaled $677.4 million. Determination of the deferred tax liability on these earnings reinvested indefinitely outside the U.S. is not practicable because of available foreign tax credits, continually changing variables and other factors. It is the Company’s policy to invest the earnings of foreign subsidiaries indefinitely outside the U.S. From time to time, however, the Company may remit a portion of these earnings to the extent it is economically prudent. The Company has provided U.S. income taxes on the earnings of certain foreign subsidiaries that are not considered as permanently reinvested outside the U.S. The U.S. income tax on such earnings has been offset by U.S. foreign tax credits. The Company has also provided U.S. income taxes on the earnings of certain foreign subsidiaries that are permanently reinvested outside the U.S. but are deemed distributed for U.S. federal income tax purposes. The U.S. income tax on such earnings is reduced or offset by available U.S. foreign tax credits.

Unrecognized tax benefits

The following table reconciles unrecognized tax benefits (in thousands):

	February 28, 2017	February 29, 2016	February 28, 2015
Balance at beginning of year	$74,886	$60,343	$57,054
Additions based on tax positions related to prior years	2,142	13,486	514
Additions based on tax positions related to the current year	4,893	3,494	3,374
(Reductions) additions related to changes in facts and circumstances	(2,271)	256	(229)
Reductions related to lapse of the statute of limitations	(2,748)	(1,581)	(370)
Reductions related to settlements with tax authorities	—	(1,112)	—

Balance at end of year	$76,902	$74,886	$60,343

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s unrecognized tax benefits as of February 28, 2017 and February 29, 2016, which, if recognized, would affect the Company’s effective tax rate were $69.1 million and $59.1 million, respectively.

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as income tax expense. Uncertain tax position interest and penalties recognized in the Consolidated Statements of Operations totaled $2.5 million, $1.5 million and $2.7 million for the fiscal years ended February 28, 2017, February 29, 2016 and February 28, 2015, respectively. Uncertain tax position accrued interest and accrued penalties recognized in the Consolidated Balance Sheets totaled $13.2 million and $10.7 million as of February 28, 2017 and February 29, 2016, respectively.

As of February 28, 2017, it is reasonably possible that total unrecognized tax benefits may be reduced by up to $7.6 million within the next 12 months as a result of statutes of limitations expirations in various tax jurisdictions, all of which would affect the Company’s effective tax rate.

The Company is subject to taxation in the U.S. and various other state and foreign jurisdictions. The material jurisdictions in which the Company is subject to potential examination include India, Ireland and the U.S., where the Company is no longer subject to examination prior to fiscal years ended February 28, 2006, February 29, 2012 and February 29, 2000, respectively. The Company is currently under examination in France, India and the United Kingdom. The Company believes it has adequately provided for any reasonably foreseeable outcomes related to tax audits.

NOTE 12—Stockholders’ Equity

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

The Company repurchased 6,192,382 shares, 3,476,229 shares and 8,355,757 shares of its common stock during the fiscal years ended February 28, 2017, February 29, 2016 and February 28, 2015, respectively, at an aggregate cost of $458.7 million, $262.6 million and $535.1 million, respectively, in accordance with the share repurchase programs described below. These amounts are recorded in Treasury stock on the Company’s Consolidated Balance Sheets.

Preferred stock

At February 28, 2017, the Company has authorized 5,000,000 shares of preferred stock with a par value of $0.0001 per share. No shares of preferred stock were outstanding as of February 28, 2017 or February 29, 2016.

Share repurchase programs

On March 25, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to $500.0 million of Red Hat’s common stock from time to time on the open market or in privately negotiated transactions. The program was discontinued by the Board effective June 30, 2016. From March 1, 2016 through its discontinuance on June 30, 2016, the Company repurchased 1,291,733 shares of its common stock for $94.4 million under this repurchase program.

On June 22, 2016, the Company announced that its Board of Directors authorized the repurchase of up to $1.0 billion of Red Hat’s common stock from time to time on the open market or in privately negotiated

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transactions. The new program commenced on July 1, 2016, and will expire on the earlier of (i) June 30, 2018 or (ii) a determination by the Board, Chief Executive Officer or Chief Financial Officer to discontinue the program. The new program replaced the previous $500.0 million repurchase program, which was discontinued by the Board effective June 30, 2016.

From its commencement on July 1, 2016 through February 28, 2017, the Company has repurchased 4,900,649 shares of its common stock for $364.3 million under this program. As of February 28, 2017, the amount available under the program for the repurchase of the Company’s common stock was $635.7 million.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss was comprised of the following (in thousands):

	February 28, 2017	February 29, 2016
Accumulated loss from foreign currency translation adjustment	$(87,784)	$(73,776)
Accumulated unrealized loss, net of tax, on available-for-sale securities	(568)	(673)

Accumulated other comprehensive loss	$(88,352)	$(74,449)

NOTE 13—Share-based Awards

Overview

The Company’s 2004 Long-Term Incentive Plan, as amended and restated (the “LTIP”), provides for the granting of service- and performance-based share awards, among other awards. As of February 28, 2017, there were 10.0 million shares of common stock reserved for issuance under the LTIP for future share-based awards to

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

be granted to any employee, officer, director or consultant of the Company at terms and prices to be determined by the Board of Directors.

The following table summarizes granted share-based awards by type:

	Awards Granted in Fiscal Years Ended
	February 28, 2017		February 29, 2016		February 28, 2015
	Shares and Shares Underlying Awards	Weighted Average Per Share Award Fair Value	Shares and Shares Underlying Awards	Weighted Average Per Share Award Fair Value	Shares and Shares Underlying Awards	Weighted Average Per Share Award Fair Value
Service-based shares and share units (1)	2,212,006	$75.62	2,108,639	$76.45	2,994,553	$53.23
Performance-based share units—Maximum	725,004	$76.68	628,596	$77.87	1,148,084	$52.17
Stock options assumed as part of a business combination	—	$—	119,515	$58.22	219,169	$48.45
Restricted shares issued as part of a business combination with continued-employment service conditions	—	$—	—	$—	529,057	$54.75

Total share-based awards	2,937,010	$75.88	2,856,750	$76.00	4,890,863	$52.93

(1)	Service-based shares granted during the fiscal year ended February 28, 2017 include 140,182 restricted shares awarded to certain executives that were subject to both a four-year service condition and the achievement of a specified dollar amount of revenue for the fiscal year ended February 28, 2017 (the “RSA performance goal”). The RSA performance goal for the fiscal year ended February 28, 2017 was met. Therefore, as of February 28, 2017 only the service condition remained with 25% vesting on July 17, 2017, and the remainder vesting ratably on a quarterly basis over the course of the subsequent three-year period.

The following summarizes share-based compensation expense recognized in the Company’s Consolidated Financial Statements (in thousands):

	Fiscal Years Ended
	February 28, 2017 (1)	February 29, 2016	February 28, 2015
Cost of revenue	$16,553	$15,898	$14,027
Sales and marketing	93,378	69,089	55,203
Research and development	52,424	48,466	38,517
General and administrative	30,175	32,781	27,485

Total share-based compensation expense	$192,530	$166,234	$135,232

(1)	Total share-based compensation expense of $192.5 million includes $5.0 million of expense related to the Company’s employee stock purchase plan (“ESPP”). See NOTE 16—Employee Benefit Plans for information regarding the ESPP.

Share-based compensation expense qualifying for capitalization was insignificant for each of the Company’s fiscal years ended February 28, 2017, February 29, 2016 and February 28, 2015. Accordingly, no share-based compensation expense was capitalized during these years.

As discussed in NOTE 2—Summary of Significant Accounting Policies, as a result of adopting ASU 2016-09 during the fiscal year ended February 28, 2017, the Company recognizes share-based award

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

forfeitures only as they occur rather than estimating by applying a forfeiture rate. During the fiscal years ended February 29, 2016 and February 28, 2015, an estimated forfeiture rate of 10% per annum, which approximated the Company’s historical rate, was applied to options and service-based share awards. Awards were adjusted to actual forfeiture rates at vesting.

Stock options

The total share-based compensation expense related to stock options recognized in the Consolidated Financial Statements was as follows (in thousands):

	Fiscal Years Ended
	February 28, 2017	February 29, 2016	February 28, 2015
Share-based compensation expense—stock options	$4,813	$4,918	$5,085

As of February 28, 2017, the Company had 208,505 stock options outstanding with a weighted average remaining contractual life of 4.5 years and a weighted average exercise price of $34.70. The number of stock options exercisable as of February 28, 2017 was 129,576 with a weighted average share price of $38.49.

The intrinsic value of stock options exercised was as follows (in thousands):

	Fiscal Years Ended
	February 28, 2017	February 29, 2016	February 28, 2015
Total intrinsic value of stock options exercised	$7,928	$9,103	$6,289

As of February 28, 2017, compensation cost related to unvested stock options not yet recognized in the Company’s Consolidated Financial Statements totaled $3.2 million. The weighted average period over which these unvested stock options are expected to be recognized is approximately 1.6 years.

Service-based share awards

Service-based share awards include nonvested shares, nonvested share units and deferred share units granted under the LTIP. Nonvested shares vest, subject to continued service to the Company, 25% on the first trading day on or about July 16 of the year subsequent to the year in which the grant occurs and 6.25% on the last day of each subsequent three-month period. Nonvested share units generally vest, subject to continued service to the Company, 25% each year over a four-year period beginning on the date of grant. Nonvested shares and nonvested share units are generally amortized to expense on a straight-line basis over four years. Deferred share units are awarded to directors and generally vest within one year when issued in lieu of annual share awards or immediately when issued in lieu of cash.

The total share-based compensation expense related to service-based share awards recognized in the Company’s Consolidated Financial Statements was as follows (in thousands):

	Fiscal Years Ended
	February 28, 2017	February 29, 2016	February 28, 2015
Share-based compensation expense—service-based awards	$147,843	$124,904	$107,887

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity for the Company’s service-based share awards:

	Nonvested Shares and Share Units	Weighted Average Per Share Grant Date Fair Value
Service-based share awards at February 28, 2014	5,373,308	$48.34
Granted	2,994,553	53.23
Vested	(1,948,247)	47.24
Forfeited	(569,952)	48.50
Restricted shares issued as part of a business combination with continued-employment service conditions (1)	529,057	54.75

Service-based share awards at February 28, 2015	6,378,719	$51.49
Granted	2,108,639	76.45
Vested	(2,047,169)	50.78
Forfeited	(265,315)	56.21

Service-based share awards at February 29, 2016	6,174,874	$60.05
Granted	2,212,006	75.62
Vested	(2,409,518)	57.42
Forfeited	(313,162)	64.36

Service-based share awards at February 28, 2017	5,664,200	$67.01

(1)	As part of the Company’s acquisition of eNovance, a total of 529,057 restricted common shares were issued to certain shareholders of eNovance. These restricted shares are conditioned on continued employment with the Company.

The following summarizes the intrinsic value as of February 28, 2017 of the Company’s service-based awards outstanding:

	Number of Shares and Share Units	Weighted Average Remaining Vesting Period	Intrinsic Value at February 28, 2017 (in thousands)
Outstanding	5,664,200	2.6	$469,052

The intrinsic value of service-based awards vesting was as follows (in thousands):

	Fiscal Years Ended
	February 28, 2017	February 29, 2016	February 28, 2015
Total intrinsic value of service-based awards vesting	$181,691	$157,864	$108,066

As of February 28, 2017, compensation cost related to service-based share awards not yet recognized in the Company’s Consolidated Financial Statements totaled $279.9 million. The weighted average period over which these nonvested awards are expected to be recognized is approximately 2.6 years.

Performance-based share awards

Under the LTIP, certain executive officers and senior management were awarded a target number of PSUs. The PSU payouts are either based on (i) the Company’s financial performance (“performance condition”) or

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

PSUs with market conditions

Depending on the performance of the Company’s total stockholder return measured against the performance of the total shareholder return of specified peer companies over a performance period of approximately three years, PSU grantees may earn up to 200% of the target number of PSUs. Each grantee will receive a number of shares of common stock equal to the number of PSUs earned in a single payout following the end of the performance period.

In addition to the PSUs with the market condition described above, certain executives were awarded a total of 242,352 PSUs that pay out only if the Company’s total shareholder return increases by at least 50% within a three-year performance period beginning on August 6, 2014 (“TSR Hurdle PSUs”). If the performance goal is achieved during the performance period and the grantee’s business relationship with the Company has not ceased, 50% of the TSR Hurdle PSUs vest upon achievement of the performance goal and the remaining 50% of the TSR Hurdle PSUs vest on the last day of the four-year service period beginning on August 6, 2014. The TSR Hurdle PSUs’ performance goal was met during the fourth quarter of the fiscal year ended February 29, 2016.

The total share-based compensation expense related to performance-based share awards recognized in the Company’s Consolidated Financial Statements was as follows (in thousands):

	Fiscal Years Ended
	February 28, 2017	February 29, 2016	February 28, 2015
Share-based compensation expense—performance-based awards	$34,865	$36,412	$22,260

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity for the Company’s PSUs:

	Maximum (1)
Activity	Shares Underlying Performance Share Units	Weighted Average Per Share Grant Date Fair Value
Outstanding at February 28, 2014	1,675,225	$47.34
Granted	1,148,084	52.17
Vested	(374,921)	45.42
Forfeited	(299,053)	41.90

Outstanding at February 28, 2015	2,149,335	$51.01
Granted	628,596	77.87
Vested	(497,656)	52.41
Forfeited	(230,764)	52.29

Outstanding at February 29, 2016	2,049,511	$58.76
Granted	725,004	76.68
Vested	(492,518)	48.94
Forfeited	(346,102)	62.68

Outstanding at February 28, 2017	1,935,895	$67.27

(1)	Vested and forfeited amounts represent the actual number of shares vesting and forfeited during the year. Outstanding amounts represent the remaining maximum potential shares available to vest as of the period ended.

The total intrinsic value of performance-based share awards vesting was as follows (in thousands):

	Fiscal Years Ended
	February 28, 2017	February 29, 2016	February 28, 2015
Total intrinsic value of performance-based awards vesting	$36,768	$36,555	$18,733

As of February 28, 2017, the number of shares subject to PSU awards expected to vest was 1.3 million shares. Compensation expense related to PSUs expected to vest but not yet recognized in the Consolidated Financial Statements totaled $31.1 million as of February 28, 2017. The weighted average period over which these awards are expected to be recognized is approximately 1.1 years.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14—Commitments and Contingencies

Operating leases

As of February 28, 2017, the Company leased office space and certain equipment under various non-cancellable operating leases. Future minimum lease payments required under the operating leases at February 28, 2017 are as follows (in thousands):

Fiscal Year	Operating Leases
2018	$56,068
2019	49,856
2020	42,851
2021	36,514
2022	31,640
Thereafter	72,873

Total minimum lease payments	$289,802

Rent expense under operating leases is provided in the following table (in thousands):

	Fiscal Years Ended
	February 28, 2017	February 29, 2016	February 28, 2015
Total operating lease expense	$44,228	$38,152	$36,581

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

It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company’s obligations and the facts and circumstances involved in each particular agreement. The Company does not record a liability for claims related to indemnification unless the Company concludes that the likelihood of a material claim is probable and estimable. Payments pursuant to these indemnification claims during the fiscal years ended February 28, 2017, February 29, 2016 and February 28, 2015 were in the aggregate immaterial.

NOTE 15—Legal Proceedings

The Company experiences routine litigation in the normal course of its business, including patent litigation. The Company presently believes that the outcome of this routine litigation will not have a material adverse effect on its financial position, results of operations or cash flows.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—Employee Benefit Plans

Retirement plans

The Company provides retirement plans whereby participants may elect to contribute a portion of their annual compensation to the plans, after complying with certain limitations. The Company has the option to make contributions to the plans and contributed to the plans as follows (in thousands):

	Fiscal Years Ended
	February 28, 2017	February 29, 2016	February 28, 2015
Total contributions to employee benefit plans	$32,839	$25,731	$21,721

Employee stock purchase plan

During the third quarter of the fiscal year ended February 28, 2017, the Company began offering an ESPP whereby eligible employees may elect to purchase common stock of the Company at the end of a six-month plan period (“Plan Period”). During each Plan Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 15% of his or her eligible compensation during the Plan Period. At the end of each Plan Period, the accumulated deductions are used to purchase shares of common stock. Shares are purchased at a price equal to 85% of the closing price of the Company’s common stock, on either the first business day of the Plan Period or the last business day of the Plan Period, whichever is lower. No participant may purchase more than $25,000 worth of common stock per calendar year.

As of February 28, 2017, the Company has 5,000,000 common shares reserved for issuance under the ESPP. Share-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the fiscal year ended February 28, 2017 related to the ESPP totaled $5.0 million.

NOTE 17—Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at February 28, 2017 (in thousands):

	As of February 28, 2017	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$258,188	$258,188	$—	$—
Available-for-sale securities (1):
U.S. agency securities	327,430	—	327,430	—
Corporate securities	714,993	—	714,993	—
Foreign currency derivatives (2)	135	—	135	—
Liabilities:
Foreign currency derivatives (3)	(160)	—	(160)	—

Total	$1,300,586	$258,188	$1,042,398	$—

(1)	Included in Cash and cash equivalents, Investments in debt securities, short-term or Investments in debt securities, long-term in the Company’s Consolidated Balance Sheet at February 28, 2017 in addition to $832.6 million of cash.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet at February 28, 2017.
(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet at February 28, 2017.

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at February 29, 2016 (in thousands):

	As of February 29, 2016	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$221,970	$221,970	$—	$—
Available-for-sale securities (1):
U.S. agency securities	331,117	—	331,117	—
Corporate securities	736,495	—	736,495	—
Foreign currency derivatives (2)	566	—	566	—
Liabilities:
Foreign currency derivatives (3)	(452)	—	(452)	—

Total	$1,289,696	$221,970	$1,067,726	$—

(1)	Included in Cash and cash equivalents, Investments in debt securities, short-term or Investments in debt securities, long-term in the Company’s Consolidated Balance Sheet at February 29, 2016, in addition to $705.8 million of cash.
(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet at February 29, 2016.
(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet at February 29, 2016.

The following table represents the Company’s investments measured at fair value as of February 28, 2017 (in thousands):

					Balance Sheet Classification
	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Cash Equivalent Marketable Securities	Investments in debt securities, short-term	Investments in debt securities, long-term
		Gains	Losses(1)
Money markets	$258,188	$—	$—	$258,188	$258,188	$—	$—
U.S. agency securities	329,617	37	(2,224)	327,430	—	27,593	299,837
Corporate securities	714,226	1,416	(649)	714,993	—	342,390	372,603

Total	$1,302,031	$1,453	$(2,873)	$1,300,611	$258,188	$369,983	$672,440

(1)	As of February 28, 2017, there were $0.6 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer. The aggregate related fair value of investments with unrealized losses was $605.9 million.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stated maturities of the Company’s investment in available-for-sale securities (in thousands):

	As of February 28, 2017	Less than 1 Year	1-5 Years	More than 5 Years
Maturity of current and long-term available-for-sale securities	$1,042,423	$369,984	$672,439	$—

The following table represents the Company’s investments measured at fair value as of February 29, 2016 (in thousands):

					Balance Sheet Classification
	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Cash Equivalent Marketable Securities	Investments in debt securities, short-term	Investments in debt securities, long-term
		Gains	Losses(1)
Money markets	$221,970	$—	$—	$221,970	$221,970	$—	$—
U.S. agency securities	331,302	160	(345)	331,117	—	50,453	280,664
Corporate securities	737,723	994	(2,222)	736,495	—	230,689	505,806

Total	$1,290,995	$1,154	$(2,567)	$1,289,582	$221,970	$281,142	$786,470

(1)	As of February 29, 2016, there were $0.9 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer. The aggregate related fair value of investments with unrealized losses was $608.8 million.

NOTE 18—Earnings Per Share

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

The following table reconciles the numerators and denominators of the earnings per share (“EPS”) calculation (in thousands, except per share amounts):

	Fiscal Years Ended
	February 28, 2017	February 29, 2016	February 28, 2015
Net income, basic and diluted	$253,703	$199,365	$180,201

Weighted average common shares outstanding	179,642	182,817	186,529
Incremental shares attributable to assumed vesting or exercise of outstanding equity award shares	3,027	3,020	2,717
Dilutive effect of convertible notes	292	282	—

Diluted shares	182,961	186,119	189,246

Net income per share - diluted	$1.39	$1.07	$0.95

With respect to the Company’s convertible notes, the Company has the option to pay cash or deliver, as the case may be, either cash, shares of its common stock or a combination of cash and shares of its common stock for the aggregate amount due upon conversion of the convertible notes. The Company’s intent is to settle the

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

principal amount of the convertible notes in cash upon conversion. As a result, upon conversion of the convertible notes, only the amounts payable in excess of the principal amounts of the convertible notes are considered in diluted EPS under the treasury stock method. See NOTE 21—Convertible Notes for detailed information on the convertible notes.

Warrants to purchase 10,965,630 shares of the Company’s common stock at $101.65 per share were outstanding during the fiscal years ended February 28, 2017, February 29, 2016 and February 28, 2015 but were not included in the computation of diluted EPS because the warrants’ exercise price was greater than the average market price of the Company’s common stock during the related period.

The following share awards are not included in the computation of diluted EPS because the aggregate value of proceeds considered received upon either exercise or vesting was greater than the average market price of the Company’s common stock during the related periods and the effect of including such share awards in the computation would be anti-dilutive (in thousands):

	Fiscal Years Ended
	February 28, 2017	February 29, 2016	February 28, 2015
Number of shares considered anti-dilutive for calculating diluted EPS	77	21	121

NOTE 19—Segment Reporting

The following summarizes revenue from unaffiliated customers; income (loss) from operations; total cash, cash equivalents and available-for-sale investment securities and total assets by geographic segment (in thousands):

	Americas	EMEA	Asia Pacific	Corporate(1)	Consolidated
	Fiscal Year Ended February 28, 2017
Revenue from unaffiliated customers	$1,555,290	$515,642	$340,871	$—	$2,411,803
Income (loss) from operations	$318,244	$106,769	$99,762	$(192,530)	$332,245
Total cash, cash equivalents and available-for-sale investment securities	$1,100,827	$706,028	$326,376	$—	$2,133,231
Total assets	$2,974,734	$1,075,422	$485,029	$—	$4,535,185

	Fiscal Year Ended February 29, 2016
Revenue from unaffiliated customers	$1,354,345	$436,304	$261,581	$—	$2,052,230
Income (loss) from operations	$297,462	$93,373	$63,447	$(166,234)	$288,048
Total cash, cash equivalents and available-for-sale investment securities	$1,222,470	$540,584	$232,336	$—	$1,995,390
Total assets	$2,909,238	$871,475	$374,386	$—	$4,155,099

	Fiscal Year Ended February 28, 2015
Revenue from unaffiliated customers	$1,144,237	$410,299	$234,953	$—	$1,789,489
Income (loss) from operations	$242,173	$89,364	$53,689	$(135,232)	$249,994
Total cash, cash equivalents and available-for-sale investment securities	$1,267,824	$405,114	$135,805	$—	$1,808,743
Total assets	$2,755,923	$726,101	$302,545	$—	$3,784,569

(1)	Amounts represent share-based compensation expense that was not allocated to geographic segments.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental information about geographic areas

The Company approximates its geographic sources of revenue based on the country of origin of its non-cancellable subscription and service agreements initiated during the year (commonly referred to as bookings). The following table lists revenue from unaffiliated customers in the United States, the Company’s country of domicile, and revenue from foreign countries (in thousands):

	Fiscal Years Ended
	February 28, 2017	February 29, 2016	February 28, 2015
United States, the Company’s country of domicile	$1,400,228	$1,213,493	$1,022,803
Foreign	1,011,575	838,737	766,686

Total revenue from unaffiliated customers	$2,411,803	$2,052,230	$1,789,489

There were no individual foreign countries in which the Company earned 10% or more of its revenue from unaffiliated customers.

Total tangible long-lived assets located in the United States, the Company’s country of domicile, and similar tangible long-lived assets held outside the U.S. are summarized in the following table (in thousands):

	February 28, 2017	February 29, 2016	February 28, 2015
United States, the Company’s country of domicile	$133,492	$126,937	$131,792
Foreign	56,137	39,949	40,359

Total tangible long-lived assets	$189,629	$166,886	$172,151

Supplemental information about major customers

For the fiscal years ended February 28, 2017 and February 29, 2016, the U.S. government and its agencies represented in the aggregate approximately 10% of the Company’s total revenue. For the fiscal year ended February 28, 2015, there were no individual customers from which the Company generated 10% or greater revenue.

Supplemental information about products and services

The following table provides further detail, by type, of our subscription and services revenues. Infrastructure-related offerings subscription revenue includes subscription revenue generated from Red Hat Enterprise Linux and related technologies such as Red Hat Satellite and Red Hat Enterprise Virtualization. Subscription revenue generated from our Application Development-related and other emerging technology

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

offerings includes Red Hat JBoss Middleware, Red Hat Storage, Red Hat Mobile Application Platform and Red Hat cloud offerings such as Red Hat OpenStack Platform and Red Hat OpenShift (in thousands):

	Fiscal Years Ended
	February 28, 2017	February 29, 2016	February 28, 2015
Subscription revenue:
Infrastructure-related offerings	$1,696,443	$1,480,463	$1,324,693
Application Development-related and other emerging technology offerings	439,337	322,986	236,541

Total subscription revenue	2,135,780	1,803,449	1,561,234

Training and services revenue:
Consulting services	207,959	190,870	171,436
Training	68,064	57,911	56,819

Total training and services revenue	276,023	248,781	228,255

Total revenue	$2,411,803	$2,052,230	$1,789,489

NOTE 20—Other Long-Term Obligations

Other long-term obligations were comprised of the following (in thousands):

	February 28, 2017	February 29, 2016
Accrued income taxes	$76,718	$73,403
Deferred rent credits	11,670	13,197
Net deferred tax liability, non-current	2,939	169
Other	2,638	1,143

Total other long-term obligations	$93,965	$87,912

NOTE 21—Convertible Notes

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

In addition, the Company used $375.0 million of the net proceeds from the offering of the convertible notes to repurchase shares of its common stock under an accelerated share repurchase program pursuant to an agreement that the Company entered into on October 1, 2014, as described in NOTE 12—Stockholders’ Equity.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has and intends to continue to use the remaining net proceeds from the offering for working capital and other general corporate purposes, which may include capital expenditures, potential acquisitions or strategic transactions.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The convertible notes consisted of the following (in thousands):

	February 28, 2017	February 29, 2016
Liability component:
Principal	$805,000	$805,000
Less: debt issuance costs	(7,442)	(10,029)
Less: debt discount	(51,925)	(71,029)

Net carrying amount	$745,633	$723,942

Equity component (1)	$96,890	$96,890

(1)	Recorded in the Consolidated Balance Sheets in Additional paid-in capital.

In accounting for the transaction costs related to the convertible note issuance, the Company allocated the total amount incurred of $15.2 million to the liability and equity components based on their relative fair values. Issuance costs attributable to the liability component totaled $13.4 million and are being amortized to interest expense over the term of the convertible notes using the effective interest method. The remaining $1.8 million of issuance costs have been allocated to the equity component and are included in Additional paid-in capital on the Company’s Consolidated Balance Sheet as of February 28, 2017. Additionally, the Company recorded a deferred tax asset of $0.7 million related to the $1.8 million equity component of transactional costs, which are deductible for tax purposes.

The following table includes total interest expense recognized related to the convertible notes (in thousands):

	Fiscal Years Ended
	February 28, 2017	February 29, 2016	February 28, 2015
Coupon rate 0.25% per year, payable semiannually	$2,012	$2,012	$805
Amortization of convertible note issuance costs—liability component	2,587	2,433	935
Accretion of debt discount	19,104	18,570	7,292

Total interest expense related to convertible notes	$23,703	$23,015	$9,032

The fair value of the convertible notes, which was determined based on inputs that are observable in the market (Level 2), and the carrying value of convertible notes (the carrying value excludes the equity component of the convertible notes classified in equity) is as follows (in thousands):

	February 28, 2017
	Fair Value	Carrying Value
Convertible notes	$745,865	$745,633

Convertible note hedge transactions and warrant transactions

On October 1, 2014, the Company entered into convertible note hedge transactions and warrant transactions with certain of the Initial Purchasers of the convertible notes or their respective affiliates (the “Option Counterparties”).

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 22—Unaudited Quarterly Results

Below are unaudited condensed quarterly results (in thousands, except per share data):

	Fiscal Year Ended February 28, 2017
	(Unaudited)
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Revenue:
Subscriptions	$559,588	$543,318	$531,209	$501,665
Training and services	69,252	71,942	68,595	66,234

Total subscription and training and services revenue	$628,840	$615,260	$599,804	$567,899
Gross profit	$536,633	$524,807	$512,134	$483,851
Income from operations	$94,225	$80,773	$81,884	$75,363
Interest income	$3,754	$3,346	$3,391	$3,430
Interest expense	$6,002	$6,009	$5,924	$5,887
Other income (expense), net	$(304)	$(1,392)	$85	$(553)
Net income, basic and diluted	$65,803	$67,943	$58,773	$61,184
Net income per common share (1):
Basic	$0.37	$0.38	$0.33	$0.34
Diluted	$0.36	$0.37	$0.32	$0.33
Weighted average shares outstanding:
Basic	177,802	179,233	180,322	181,168
Diluted	181,197	182,682	183,346	184,187

(1)	Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the reported annual earnings per common share.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Year Ended February 29, 2016
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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the fiscal quarter ended February 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We intend to file with the SEC a definitive proxy statement with respect to our Annual Meeting of Stockholders to be held on August 10, 2017 (the “2017 Annual Meeting”). The information under the sections entitled “Governance,” “Executive Compensation” and “Other Matters” from the definitive proxy statement for the 2017 Annual Meeting, which is to be filed with the SEC not later than 120 days after the close of fiscal 2017 (the “2017 Proxy Statement”), is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the sections entitled “Governance,” “Executive Compensation” and “Other Matters” from the 2017 Proxy Statement is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the sections entitled “Beneficial Ownership of Our Common Stock,” “Executive Compensation” and “Other Matters” from the 2017 Proxy Statement is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the section entitled “Governance” from the 2017 Proxy Statement is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the section entitled “Audit Matters” from the 2017 Proxy Statement is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Financial Statements:

2. Financial Statement Schedules:

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

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

10.20+*	Current Executive Base Salaries (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 24, 2016 (File no. 001-33162))

10.21+*

Target Award Percentages under Red Hat, Inc.’s Executive Variable Compensation Plan for the Fiscal Year Ending February 28, 2017 (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 24, 2016 (File no. 001-33162))

10.22+*	Peer Group for PSUs Granted in FY 2015 (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2014 (File no. 001-33162))

10.23+*	Peer Group for PSUs Granted in FY 2016 (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 22, 2015 (File no. 001-33162))

10.24+*	Peer Group for PSUs Granted in FY 2017 (incorporated by reference to Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed with the SEC on May 24, 2016 (File no. 001-33162))

10.25+*	Red Hat, Inc. 2011 Performance Compensation Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 16, 2011 (File no. 001-33162))

10.26+

Sublease Agreement, dated as of December 27, 2011, by and between Carolina Power & Light Company, a North Carolina corporation, d/b/a Progress Energy Carolinas, Inc. and Red Hat, Inc. (incorporated by reference to Exhibit 10.44 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 25, 2012 (File no. 001-33162))

10.27+*

Red Hat, Inc. 2010 Non-Employee Director Compensation Plan, as amended and restated effective January 1, 2013 (incorporated by reference to Exhibit 10.34 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 24, 2014 (File no. 001-33162))

10.28+*

Red Hat, Inc. 2004 Long-Term Incentive Plan, as amended and restated effective August 9, 2012 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 5, 2012 (File no. 001-33162))

10.29+*

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

10.31+*

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

10.33+*

Form of Performance Share Unit Agreement (TSR Hurdle Form) adopted August 6, 2014 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on September 29, 2014 (File no. 001-33162))

10.34+

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

10.37+

Supplemental Confirmation between Goldman, Sachs & Co. and Red Hat, Inc., dated October 2, 2014 (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on October 7, 2014 (File no. 001-33162))

10.38+*

Policy on Gross-up Payments for Excise Taxes Payable under Section 4999 (incorporated by reference to Exhibit 10.44 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 28, 2015 (File no. 001-33162))

10.39+*

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

10.41+*	Red Hat, Inc. 2016 Performance Compensation Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 16, 2016 (File no. 001-33162))

10.42+*	Red Hat, Inc. 2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on August 16, 2016 (File no. 001-33162))

10.43+*

Letter Agreement dated January 20, 2017, between Red Hat, Inc. and Frank A. Calderoni (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 25, 2017 (File no. 001-33162))

10.44*	Cash Retention Agreement dated November 2, 2015 between Eric R. Shander and Red Hat, Inc.

10.45*	Offer Letter dated November 2, 2015 between Eric R. Shander and Red Hat, Inc.

10.46*	U.S. Employee Agreement, dated November 24, 2015, between Eric R. Shander and Red Hat, Inc.

10.47*	Designated U.S. Manager Severance Plan

Exhibit No.	Description of Exhibits

10.48*	Letter Agreement dated January 20, 2017 between Eric R. Shander and Red Hat, Inc.

21.1	Subsidiaries of Red Hat, Inc.

23.1	Consent of PricewaterhouseCoopers LLP

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

32.1	Certification of the registrant’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+	Previously filed.
*	Indicates a management contract or compensatory plan, contract or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

By:	/S/ JAMES M. WHITEHURST
James M. Whitehurst President and Chief Executive Officer

Date: April 26, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JAMES M. WHITEHURST James M. Whitehurst	President, Chief Executive Officer and Director (principal executive officer)	April 26, 2017

/S/ ERIC R. SHANDER Eric R. Shander	Executive Vice President, Chief Financial Officer (principal financial officer and principal accounting officer)	April 26, 2017

/S/ SOHAIB ABBASI Sohaib Abbasi	Director	April 26, 2017

/S/ W. STEVE ALBRECHT W. Steve Albrecht	Director	April 26, 2017

/S/ CHARLENE T. BEGLEY Charlene T. Begley	Director	April 26, 2017

/S/ NARENDRA K. GUPTA Narendra K. Gupta	Director	April 26, 2017

/S/ KIMBERLY L. HAMMONDS Kimberly L. Hammonds	Director	April 26, 2017

/S/ WILLIAM S. KAISER William S. Kaiser	Director	April 26, 2017

/S/ DONALD H. LIVINGSTONE Donald H. Livingstone	Director	April 26, 2017

/S/ HENRY HUGH SHELTON Henry Hugh Shelton	Chair of the Board of Directors	April 26, 2017

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

10.44*	Cash Retention Agreement dated November 2, 2015 between Eric R. Shander and Red Hat, Inc.

10.45*	Offer Letter dated November 2, 2015 between Eric R. Shander and Red Hat, Inc.

10.46*	U.S. Employee Agreement, dated November 24, 2015, between Eric R. Shander and Red Hat, Inc.

10.47*	Designated U.S. Manager Severance Plan

10.48*	Letter Agreement dated January 20, 2017 between Eric R. Shander and Red Hat, Inc.

21.1	Subsidiaries of Red Hat, Inc.

23.1	Consent of PricewaterhouseCoopers LLP

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