Form 10-Q
period 2017-05-31
RED HAT INC
filed 2017-07-06
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017, there were 177,459,657 shares of common stock outstanding.

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

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands—except share and per share amounts)

	May 31, 2017 (Unaudited)	February 28, 2017 (1)
ASSETS
Current assets:
Cash and cash equivalents	$1,230,457	$1,090,808
Investments in debt securities, short-term	408,026	369,983
Accounts receivable, net of allowances for doubtful accounts of $3,247 and $2,791, respectively	429,908	634,821
Prepaid expenses	192,551	200,609
Other current assets	40,707	19,481

Total current assets	2,301,649	2,315,702
Property and equipment, net of accumulated depreciation and amortization of $247,389 and $231,533, respectively	195,281	189,629
Goodwill	1,047,038	1,040,709
Identifiable intangibles, net	133,365	137,767
Investments in debt securities, long-term	671,098	672,440
Deferred tax assets, net	92,829	104,833
Other assets, net	71,176	74,105

Total assets	$4,512,436	$4,535,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$303,668	$376,957
Deferred revenue, short-term	1,486,409	1,512,762
Other current obligations	1,303	1,354

Total current liabilities	1,791,380	1,891,073
Deferred revenue, long-term	567,755	557,194
Convertible notes	751,173	745,633
Other long-term obligations	96,584	93,965
Commitments and contingencies (NOTES 11 and 12)
Stockholders’ equity:
Preferred stock, $0.0001 per share par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 per share par value, 300,000,000 shares authorized, 237,789,357 and 236,804,594 shares issued, and 177,520,153 and 176,901,936 shares outstanding at May 31, 2017 and February 28, 2017, respectively	24	24
Additional paid-in capital	2,295,123	2,294,462
Retained earnings	1,426,181	1,352,991
Treasury stock at cost, 60,269,204 and 59,902,658 shares at May 31, 2017 and February 28, 2017, respectively	(2,350,044)	(2,311,805)
Accumulated other comprehensive loss	(65,740)	(88,352)

Total stockholders’ equity	1,305,544	1,247,320

Total liabilities and stockholders’ equity	$4,512,436	$4,535,185

(1)	Derived from audited financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands—except per share amounts)

(Unaudited)

	Three Months Ended
	May 31, 2017	May 31, 2016
Revenue:
Subscriptions	$596,508	$501,665
Training and services	80,288	66,234

Total subscription and training and services revenue	676,796	567,899

Cost of subscription and training and services revenue:
Cost of subscriptions	43,633	36,545
Cost of training and services	57,063	47,503

Total cost of subscription and training and services revenue	100,696	84,048

Gross profit	576,100	483,851

Operating expense:
Sales and marketing	296,459	243,248
Research and development	137,163	115,016
General and administrative	54,870	50,224

Total operating expense	488,492	408,488

Income from operations	87,608	75,363
Interest income	3,993	3,430
Interest expense	6,085	5,887
Other income (expense), net	(586)	(553)

Income before provision for income taxes	84,930	72,353
Provision for income taxes	11,740	11,169

Net income	$73,190	$61,184

Basic net income per common share	$0.41	$0.34
Diluted net income per common share	$0.40	$0.33
Weighted average shares outstanding:
Basic	177,243	181,168
Diluted	181,810	184,187

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	May 31, 2017	May 31, 2016
Net income	$73,190	$61,184
Other comprehensive income (loss):
Change in foreign currency translation adjustment	22,670	5,917
Available-for-sale securities:
Unrealized gain on available-for-sale securities during the period	164	1,238
Reclassification for gain realized on available-for-sale securities, reported in Other income (expense), net	—	(9)
Tax benefit (expense)	(222)	(444)

Net change in available-for-sale securities (net of tax)	(58)	785

Total other comprehensive income	22,612	6,702

Comprehensive income	$95,802	$67,886

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	May 31, 2017	May 31, 2016
Cash flows from operating activities:
Net income	$73,190	$61,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,817	20,702
Amortization of debt discount and transaction costs	5,540	5,365
Share-based compensation expense	43,718	41,275
Deferred income taxes	7,917	(2,152)
Net amortization of bond premium on debt securities available for sale	2,436	3,540
Other	961	(765)
Changes in operating assets and liabilities:
Accounts receivable	208,761	190,330
Prepaid expenses	(7,708)	(9,373)
Accounts payable and accrued expenses	(55,338)	(30,186)
Deferred revenue	(45,717)	(46,093)
Other	2,295	(1,530)

Net cash provided by operating activities	257,872	232,297

Cash flows from investing activities:
Purchase of investment in debt securities available for sale	(149,524)	(134,601)
Proceeds from maturities of investment in debt securities available for sale	112,041	99,033
Proceeds from sales of investment in debt securities available for sale	14,324	18,149
Purchase of developed software and other intangible assets	(1,774)	(2,868)
Purchase of property and equipment	(25,900)	(17,653)
Other	—	(111)

Net cash used in investing activities	(50,833)	(38,051)

Cash flows from financing activities:
Proceeds from exercise of common stock options	2,968	1,380
Proceeds from employee stock purchase program	11,761	—
Payments related to net settlement of share-based compensation awards	(41,010)	(31,079)
Purchase of treasury stock	(61,987)	(66,478)
Payments on other borrowings	(443)	(445)
Other	—	500

Net cash used in financing activities	(88,711)	(96,122)

Effect of foreign currency exchange rates on cash and cash equivalents	21,321	5,663

Net increase in cash and cash equivalents	139,649	103,787
Cash and cash equivalents at beginning of the period	1,090,808	927,778

Cash and cash equivalents at end of the period	$1,230,457	$1,031,565

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

The Company derives its revenue and generates cash from customers primarily from two sources: (i) subscription revenue and (ii) training and services revenue. These arrangements typically involve subscriptions to Red Hat technologies. The arrangements with the Company’s customers that produce this revenue and cash are explained in further detail in NOTE 2—Summary of Significant Accounting Policies to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2017.

NOTE 2—Summary of Significant Accounting Policies

Basis of presentation

The unaudited interim consolidated financial statements as of and for the three months ended May 31, 2017 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement of the consolidated balance sheets, consolidated operating results, consolidated other comprehensive income and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Operating results for the three months ended May 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2018. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. These unaudited financial statements should be read in conjunction with the Company’s Consolidated Financial Statements, including notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2017. There have been no changes to the Company’s significant accounting policies from those described in NOTE 2—Summary of Significant Accounting Policies to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2017. These unaudited financial statements should be read in conjunction with the financial statements included in the Annual Report on Form 10-K.

Certain amounts for the three months ended May 31, 2016 have been reclassified to conform to the current year presentation.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Consolidation policy

The accompanying Consolidated Financial Statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. There are no foreign currency exchange restrictions that are significant to the Company’s foreign subsidiaries.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from such estimates.

Accounting pronouncements being evaluated

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). The FASB issued ASU 2017-09 to clarify and reduce both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, to a change to the terms and conditions of a share-based payment award. This guidance is effective for the Company as of the fourth quarter of its fiscal year ending February 28, 2018. Early adoption is permitted. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating the impact of this updated standard, but does not believe this update will have a significant impact on its consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The FASB issued ASU 2017-04 to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this updated standard, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity also should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if any. The FASB also eliminated the requirement for reporting units with a zero or negative carrying amount to first perform a qualitative assessment. This guidance is effective for the Company as of the first quarter of its fiscal year ending February 29, 2020. The Company is currently evaluating the impact of this updated standard, but does not believe this update will have a significant impact on its consolidated financial statements.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Company has substantially completed its preliminary assessment of the potential impact that the implementation of this updated standard will have on its consolidated financial statements. With respect to the Company’s software subscription offerings, the Company provides value to its customers through continuous aggregation, integration, testing, certification, maintenance, enhancement and support of the open source technologies that it distributes. The Company currently recognizes subscription revenue ratably over the subscription period. Under the updated standard, these subscription attributes represent a series of performance obligations that are delivered over time, primarily on a stand-ready basis (for example, attributes such as updates, upgrades, and support are not forced upon subscribers but rather made available to subscribers). As a result, the Company believes that its subscription revenue meets the criteria for revenue recognition over time and will continue to be recognized ratably under the updated standard.

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

With respect to customer contracts with multiple elements (such as software subscriptions and professional consulting and training services), under the current standard the Company allocates total contract revenue to each element’s relative fair value when the Company can demonstrate sufficient vendor-specific objective evidence (“VSOE”) of the fair value of at least those elements that are undelivered. For multiple-element contracts in which one or more of the undelivered elements lacks VSOE, the Company defers recognition of any revenue

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

until the elements lacking VSOE have been delivered. However, under the updated standard, the Company will be required to allocate total contract revenue to each element (referred to as a distinct performance obligation under the updated standard) based on either an established or estimated standalone selling price. The Company would then recognize the allocated revenue as each element (performance obligation) is delivered. Because the Company has historically established VSOE for most of its offerings and as a result has not been required to defer a significant amount of revenue due to insufficient VSOE, the Company does not anticipate the updated standard’s requirement to establish or estimate a standalone selling price, rather than defer revenues in the absence of VSOE, to have a significant impact on the Company’s financial statements.

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

NOTE 3—Stockholders’ Equity

The following table summarizes the changes in the Company’s stockholders’ equity during the three months ended May 31, 2017 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at February 28, 2017	$24	$2,294,462	$1,352,991	$(2,311,805)	$(88,352)	$1,247,320
Net income	—	—	73,190	—	—	73,190
Other comprehensive income, net of tax	—	—	—	—	22,612	22,612
Exercise of common stock options	—	2,968	—	—	—	2,968
Common stock repurchase	—	—	—	(61,987)	—	(61,987)
Share-based compensation expense	—	43,718	—	—	—	43,718
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(41,010)	—	—	—	(41,010)
Re-issuance of treasury stock under employee stock purchase plan	—	—	—	23,748	—	23,748
Other adjustments	—	(5,015)	—	—	—	(5,015)

Balance at May 31, 2017	$24	$2,295,123	$1,426,181	$(2,350,044)	$(65,740)	$1,305,544

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the changes in the Company’s stockholders’ equity during the three months ended May 31, 2016 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at February 29, 2016	$23	$2,162,264	$1,099,738	$(1,853,144)	$(74,449)	$1,334,432
Net income	—	—	61,184	—	—	61,184
Other comprehensive income, net of tax	—	—	—	—	6,702	6,702
Exercise of common stock options	1	1,379	—	—	—	1,380
Common stock repurchase	—	—	—	(66,478)	—	(66,478)
Share-based compensation expense	—	41,275	—	—	—	41,275
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(31,079)	—	—	—	(31,079)
Cumulative-effect adjustment from adoption of ASU 2016-09	—	2,369	(450)	—	—	1,919

Balance at May 31, 2016	$24	$2,176,208	$1,160,472	$(1,919,622)	$(67,747)	$1,349,335

Share Repurchase Programs

On June 22, 2016, the Company announced that its Board of Directors authorized the repurchase of up to $1.0 billion of Red Hat’s common stock from time to time on the open market or in privately negotiated transactions. The program commenced on July 1, 2016, and will expire on the earlier of (i) June 30, 2018 or (ii) a determination by the Board, Chief Executive Officer or Chief Financial Officer to discontinue the program. The program replaced the previous $500.0 million repurchase program authorized on March 25, 2015, which was discontinued by the Board effective June 30, 2016.

During the three months ended May 31, 2017, the Company repurchased 714,906 shares of its common stock for $62.0 million under the repurchase program.

From its commencement on July 1, 2016 through May 31, 2017, the Company has repurchased 5,615,555 shares of its common stock under the program. As of May 31, 2017, the amount available under the program for the repurchase of the Company’s common stock was $573.8 million.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Accumulated other comprehensive loss

The following is a summary of accumulated other comprehensive loss as of May 31, 2017 and February 28, 2017 (in thousands):

	As of May 31, 2017	As of February 28, 2017
Accumulated loss from foreign currency translation adjustment	$(65,114)	$(87,784)
Accumulated unrealized loss, net of tax, on available-for-sale securities	(626)	(568)

Accumulated other comprehensive loss	$(65,740)	$(88,352)

NOTE 4—Identifiable Intangible Assets

Identifiable intangible assets consist primarily of trademarks, copyrights and patents, purchased technologies, customer and reseller relationships and covenants not to compete, all of which are amortized over the estimated useful life, generally on a straight-line basis, with the exception of customer and reseller relationships, which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit. Useful lives range from two to 10 years. As of May 31, 2017 and February 28, 2017, trademarks with an indefinite estimated useful life totaled $11.3 million and $10.9 million, respectively.

Amortization expense associated with identifiable intangible assets recognized in the Company’s Consolidated Financial Statements for the three months ended May 31, 2017 and May 31, 2016 is summarized as follows (in thousands):

	Three Months Ended
	May 31, 2017	May 31, 2016
Cost of revenue	$4,180	$3,967
Sales and marketing	1,459	1,916
Research and development	34	34
General and administrative	1,826	1,753

Total amortization expense	$7,499	$7,670

NOTE 5—Income Taxes

The effective tax rates for the three months ended May 31, 2017 and May 31, 2016 of 13.8% and 15.4%, respectively, differed from the U.S. federal statutory rate of 35% primarily due to excess tax benefits from share-based compensation, foreign income taxed at lower rates and research tax credits. Tax expense for the three months ended May 31, 2017 and May 31, 2016 included net discrete tax benefits of $11.6 million and $8.4 million, respectively, primarily related to net excess tax benefits from share-based compensation.

Excluding net discrete tax benefits, the Company’s effective tax rate for the three months ended May 31, 2017 increased by 0.5% as compared to the three months end May 31, 2016 primarily due to a higher percentage of income recognized in higher tax rate jurisdictions.

The Company files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and international jurisdictions. The Company is currently subject to examination by

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

various taxing jurisdictions. The Company regularly assesses the potential outcomes of both ongoing and future examinations for the current and prior years, and has concluded that its provision for income taxes is adequate. The outcome of any one examination is not expected to have a material impact on the Company’s consolidated financial statements. The Company believes that some of these audits and negotiations may conclude during the next 12 months.

As of May 31, 2017, it is reasonably possible that total gross unrecognized tax benefits may be reduced by up to $1.1 million within the next 12 months as a result of statutes of limitations expirations in various tax jurisdictions, all of which would affect the Company’s effective tax rate.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

pricing vendors, which are then reviewed by the Company. In the event a price fails a pre-established tolerance check, it is researched so that the Company can assess the cause of the variance to determine what the Company believes is the appropriate fair market value.

The Company minimizes its credit risk associated with investments by investing primarily in investment-grade, liquid securities. The Company’s policy is designed to limit exposures to any one issuer depending on credit quality. Periodic evaluations of the relative credit standing of those issuers are considered in the Company’s investment strategy.

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities as of May 31, 2017 (in thousands):

	As of May 31, 2017	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$326,350	$326,350	$—	$—
Interest-bearing deposits (1)	27,942	—	27,942	—
Available-for-sale securities (1):
Commercial paper	20,926	—	20,926	—
U.S. agency securities	332,764	—	332,764	—
Corporate securities	697,492	—	697,492	—
Foreign currency derivatives (2)	278	—	278	—
Liabilities:
Foreign currency derivatives (3)	(137)	—	(137)	—

Total	$1,405,615	$326,350	$1,079,265	$—

(1)	Included in Cash and cash equivalents, Investments in debt securities, short-term or Investments in debt securities, long-term in the Company’s Consolidated Balance Sheet as of May 31, 2017, in addition to $904.1 million of cash.
(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet as of May 31, 2017.
(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet as of May 31, 2017.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities as of February 28, 2017 (in thousands):

	As of February 28, 2017	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$258,188	$258,188	$—	$—
Available-for-sale securities (1):
U.S. agency securities	327,430	—	327,430	—
Corporate securities	714,993	—	714,993	—
Foreign currency derivatives (2)	135	—	135	—
Liabilities:
Foreign currency derivatives (3)	(160)	—	(160)	—

Total	$1,300,586	$258,188	$1,042,398	$—

(1)	Included in Cash and cash equivalents, Investments in debt securities, short-term or Investments in debt securities, long-term in the Company’s Consolidated Balance Sheet as of February 28, 2017, in addition to $832.6 million of cash.
(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet as of February 28, 2017.
(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet as of February 28, 2017.

The following table represents the Company’s investments measured at fair value as of May 31, 2017 (in thousands):

	Amortized	Gross Unrealized		Aggregate	Balance Sheet Classification
					Cash Equivalent Marketable Securities	Investments in debt securities, short-term	Investments in debt securities, long-term
	Cost	Gains	Losses(1)	Fair Value
Money markets	$326,350	$—	$—	$326,350	$326,350	$—	$—
Interest-bearing deposits	27,942	—	—	27,942	—	27,942	—
Commercial paper	20,926	—	—	20,926	—	20,926	—
U.S. agency securities	334,531	14	(1,781)	332,764	—	27,533	305,231
Corporate securities	696,981	1,008	(497)	697,492	—	331,625	365,867

Total	$1,406,730	$1,022	$(2,278)	$1,405,474	$326,350	$408,026	$671,098

(1)	As of May 31, 2017, there were $0.7 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer. The aggregate related fair value of investments with unrealized losses was $628.5 million.

The following table summarizes the stated maturities of the Company’s investments in debt securities (in thousands):

	Total	Less than 1 Year	1-5 Years	More than 5 Years
Maturity of current and long-term investments in debt securities	$1,079,124	$408,026	$671,098	$—

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

NOTE 7—Derivative Instruments

The Company transacts business in various foreign countries and is, therefore, subject to risk of foreign currency exchange rate fluctuations. The Company from time to time enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. All derivative instruments are recorded on the Consolidated Balance Sheets at their respective fair market values. The Company has elected not to prepare and maintain the documentation required to qualify for hedge accounting treatment and, therefore, changes in fair value are recorded in the Consolidated Statements of Operations. See NOTE 6—Assets and Liabilities Measured at Fair Value on a Recurring Basis for information regarding the fair value hierarchy of derivative instruments.

The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows as of May 31, 2017 and for the three months then ended (in thousands):

				Three Months Ended May 31, 2017
	As of May 31, 2017			Classification of Unrealized Gain (Loss) Recognized in Income on Derivatives	Amount of Unrealized Gain (Loss) Recognized in Income on Derivatives
	Balance Sheet Classification	Fair Value	Notional Value
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$278	$18,901	Other income (expense), net	$605
Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	(137)	27,053	Other income (expense), net	(320)

Total		$141	$45,954		$285

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows as of May 31, 2016 and for the three months then ended (in thousands):

				Three Months Ended May 31, 2016
	As of May 31, 2016			Classification of Unrealized Gain (Loss) Recognized in Income on Derivatives	Amount of Unrealized Gain (Loss) Recognized in Income on Derivatives
	Balance Sheet Classification	Fair Value	Notional Value
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$46	$6,563	Other income (expense), net	$1,199
Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	(437)	27,842	Other income (expense), net	(678)

Total		$(391)	$34,405		$521

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

The following summarizes share-based compensation expense recognized in the Company’s Consolidated Financial Statements for the three months ended May 31, 2017 and May 31, 2016 (in thousands):

	Three Months Ended
	May 31, 2017	May 31, 2016
Cost of revenue	$3,948	$4,305
Sales and marketing	20,612	18,440
Research and development	13,447	12,002
General and administrative	5,711	6,528

Total share-based compensation expense	$43,718	$41,275

Share-based compensation expense qualifying for capitalization was insignificant for each of the three months ended May 31, 2017 and May 31, 2016. Accordingly, no share-based compensation expense was capitalized during the three months ended May 31, 2017 and May 31, 2016.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the three months ended May 31, 2017 and May 31, 2016, the Company granted the following share-based awards:

	Three Months Ended
	May 31, 2017			May 31, 2016
	Shares and Shares Underlying Awards		Weighted Average Per Share Award Fair Value	Shares and Shares Underlying Awards	Weighted Average Per Share Award Fair Value
Service-based shares and share units	838,395		$86.17	934,890	$75.45
Performance share units—target	261,760	(1)	$87.99	360,676	$76.70
Performance share awards	104,362	(2)	$87.99	140,182	$76.70

Total awards	1,204,517		$86.72	1,435,748	$75.89

(1)	Certain executives and senior management were awarded a target number of performance share units (“PSUs”). PSU grantees may earn up to 200% of the target number of PSUs. Half of the target number of PSUs can be earned by the grantees depending upon the Company’s financial performance measured against the financial performance of specified peer companies during a three-year performance period beginning on March 1, 2017. The remaining target number of PSUs can be earned by the grantees depending upon the Company’s total shareholder return performance measured against the total shareholder return performance of specified peer companies during a three-year period beginning on March 1, 2017.
(2)	Certain executives were granted restricted stock awards. These shares were awarded subject to the achievement of a specified dollar amount of revenue for the fiscal year ending February 28, 2018 (the “RSA Performance Goal”). If the Company fails to achieve the RSA Performance Goal for the fiscal year ending February 28, 2018, then all such shares are forfeited. If the Company achieves the RSA Performance Goal for the fiscal year ending February 28, 2018, then 25% of the restricted stock vests on or about July 16, 2018, and the remainder vests ratably on a quarterly basis over the course of the subsequent three-year period, provided that the grantee’s business relationship with the Company has not ceased.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table reconciles the numerators and denominators of the earnings per share (“EPS”) calculation for the three months ended May 31, 2017 and May 31, 2016 (in thousands, except per share amounts):

	Three Months Ended
	May 31, 2017	May 31, 2016
Net income, basic and diluted	$73,190	$61,184

Weighted average common shares outstanding	177,243	181,168
Incremental shares attributable to assumed vesting or exercise of outstanding equity award shares	2,974	3,019
Dilutive effect of convertible notes	1,593	—

Diluted shares	181,810	184,187

Diluted net income per share	$0.40	$0.33

With respect to the Company’s convertible notes, the Company has the option to pay cash or deliver, as the case may be, either cash, shares of its common stock or a combination of cash and shares of its common stock for the aggregate amount due upon conversion of the convertible notes. The Company’s intent is to settle the principal amount of the convertible notes in cash upon conversion. As a result, upon conversion of the convertible notes, only the amounts payable in excess of the principal amounts of the convertible notes are considered in diluted EPS under the treasury stock method. See NOTE 14—Convertible Notes for detailed information on the convertible notes.

Warrants to purchase 10,965,630 shares of the Company’s common stock at $101.65 per share were outstanding during the three months ended May 31, 2017 and May 31, 2016 but were not included in the computation of diluted EPS because the warrants’ exercise price was greater than the average market price of the Company’s common stock during the related period.

The following share awards were not included in the computation of diluted EPS because the aggregate value of proceeds considered received upon either exercise or vesting was greater than the average market price of the Company’s common stock during the related periods and the effect of including such share awards in the computation would be anti-dilutive (in thousands):

	Three Months Ended
	May 31, 2017	May 31, 2016
Number of shares considered anti-dilutive for calculating diluted EPS	14	1,081

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 10—Segment Reporting

The Company is organized primarily on the basis of three geographic business units: the Americas (U.S., Latin America and Canada), Europe, Middle East and Africa (“EMEA”) and Asia Pacific. The following summarizes revenue from unaffiliated customers and income (loss) from operations for the three months ended May 31, 2017 and May 31, 2016 and total cash, cash equivalents and available-for-sale investment securities and total assets as of May 31, 2017 and May 31, 2016, by geographic segment (in thousands):

	Americas	EMEA	Asia Pacific	Corporate (1)	Consolidated

	Three Months Ended May 31, 2017
Revenue from unaffiliated customers	$438,380	$143,671	$94,745	$—	$676,796
Income (loss) from operations	$73,939	$29,439	$27,948	$(43,718)	$87,608
Total cash, cash equivalents and available-for-sale investment securities	$1,186,481	$779,346	$343,754	$—	$2,309,581
Total assets	$2,863,266	$1,129,907	$519,263	$—	$4,512,436

	Three Months Ended May 31, 2016
Revenue from unaffiliated customers	$365,723	$124,299	$77,877	$—	$567,899
Income (loss) from operations	$69,756	$25,688	$21,194	$(41,275)	$75,363
Total cash, cash equivalents and available-for-sale investment securities	$1,240,377	$613,619	$265,880	$—	$2,119,876
Total assets	$2,815,567	$892,729	$403,985	$—	$4,112,281

(1)	Amounts represent share-based compensation expense that was not allocated to geographic segments.

Supplemental information about geographic areas

The following table lists, for each of the three months ended May 31, 2017 and May 31, 2016, revenue from unaffiliated customers in the United States, the Company’s country of domicile, and revenue from unaffiliated customers from foreign countries (in thousands):

	Three Months Ended
	May 31, 2017	May 31, 2016
United States, the Company’s country of domicile	$394,542	$328,529
Foreign	282,254	239,370

Total revenue from unaffiliated customers	$676,796	$567,899

Total tangible long-lived assets, net of accumulated depreciation, located in the United States, the Company’s country of domicile, and similar tangible long-lived assets, net of accumulated depreciation, held outside the United States are summarized in the following table as of May 31, 2017 and February 28, 2017 (in thousands):

	May 31, 2017	February 28, 2017
United States, the Company’s country of domicile	$135,119	$133,492
Foreign	60,162	56,137

Total tangible long-lived assets	$195,281	$189,629

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Supplemental information about major customers

For the three months ended May 31, 2017 and May 31, 2016, the U.S. government and its agencies represented in the aggregate approximately 11% and 10% of the Company’s total revenue, respectively.

At May 31, 2017 and February 28, 2017, the Company had no customers whose accounts receivable balance individually represented 10% or more of total accounts receivable.

Supplemental information about products and services

The following table, for each of the three months ended May 31, 2017 and May 31, 2016, provides further detail, by type, of the Company’s subscription and services revenues. Infrastructure-related offerings subscription revenue includes subscription revenue generated from Red Hat Enterprise Linux and related technologies such as Red Hat Satellite and Red Hat Enterprise Virtualization. Subscription revenue generated from the Company’s Application Development-related and other emerging technology offerings includes Red Hat JBoss Middleware, Red Hat Storage, Red Hat Mobile Application Platform and Red Hat cloud offerings such as Red Hat OpenStack Platform, Red Hat OpenShift and Red Hat CloudForms (in thousands):

	Three Months Ended
	May 31, 2017	May 31, 2016
Subscription revenue:
Infrastructure-related offerings	$457,961	$403,182
Application Development-related and other emerging technology offerings	138,547	98,483

Total subscription revenue	596,508	501,665

Training and services revenue:
Consulting services	61,488	50,310
Training	18,800	15,924

Total training and services revenue	80,288	66,234

Total subscription and training and services revenue	$676,796	$567,899

NOTE 11—Commitments and Contingencies

Operating leases

As of May 31, 2017, the Company had leases of office space and certain equipment under various non-cancelable operating leases. Rent expense under operating leases for the three months ended May 31, 2017 and May 31, 2016 was $12.5 million and $10.0 million, respectively.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NOTE 12—Legal Proceedings

The Company experiences routine litigation in the normal course of its business, including patent litigation. The Company presently believes that the outcome of this routine litigation will not have a material adverse effect on its financial position, results of operations or cash flows.

NOTE 13—Business Combinations

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

Pro forma consolidated financial information

Pro forma consolidated financial information for the three months ended May 31, 2016 has not been provided because the acquisition of 3scale would not have had a significant impact on consolidated operating results if the acquisition had closed on March 1, 2016.

Goodwill

The following is a summary of changes in goodwill for the three months ended May 31, 2017 (in thousands):

Balance at February 28, 2017	$1,040,709
Impact of foreign currency fluctuations	6,329

Balance at May 31, 2017	$1,047,038

The excess of purchase price paid for 3scale and other acquisitions over the fair value of the net assets acquired was recognized as goodwill. Goodwill comprises the majority of the purchase price paid for each of the

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

acquired businesses because these businesses were focused on emerging technologies such as development and operations automation, mobile technologies, cloud-enabling technologies and software-defined storage technologies, which consequently—at the time of acquisition—generated relatively little revenue. However, these acquired businesses, with their assembled, highly-specialized workforces and community of contributors, are expected to both expand the Company’s existing technology portfolio and advance the Company’s market position overall in open source solutions.

NOTE 14—Convertible Notes

Convertible note offering

On October 7, 2014, the Company completed its offering of $805.0 million aggregate principal amount of its 0.25% Convertible Senior Notes due 2019 (the “convertible notes”). The convertible notes were sold in a private placement under a purchase agreement, dated as of October 1, 2014, entered into by and among the Company and the initial purchasers, for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. For additional information, see NOTE 21—Convertible Notes to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2017.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

convertible notes may declare 100% of the principal of, and accrued and unpaid interest, if any, on, all the convertible notes to be due and payable.

In accounting for the issuance of the convertible notes, the Company separated the convertible notes into liability and equity components. The Company allocated the total transaction costs incurred to the liability and equity components based on their relative fair values. Issuance costs attributable to the liability component are being amortized to interest expense over the term of the convertible notes. The excess of the face value of the convertible notes as a whole over the carrying amount of the liability component (the “debt discount”) is being amortized to interest expense over the term of the convertible notes. As of May 31, 2017 and February 28, 2017, the convertible notes consisted of the following (in thousands):

	May 31, 2017	February 28, 2017
Liability component:
Principal	$805,000	$805,000
Less: debt issuance costs	(6,769)	(7,442)
Less: debt discount	(47,058)	(51,925)

Net carrying amount	$751,173	$745,633

Equity component (1)	$96,890	$96,890

(1)	Recorded in the Consolidated Balance Sheets in Additional paid-in capital.

The following table includes total interest expense recognized related to the convertible notes for the three months ended May 31, 2017 and May 31, 2016 (in thousands):

	Three Months Ended
	May 31, 2017	May 31, 2016
Coupon rate 0.25% per year, payable semiannually	$503	$503
Amortization of convertible note issuance costs—liability component	673	633
Accretion of debt discount	4,867	4,732

Total interest expense related to convertible notes	$6,043	$5,868

The fair value of the convertible notes, which was determined based on inputs that are observable in the market (Level 2), and the carrying value of the convertible notes (the carrying value excludes the equity component of the convertible notes classified in equity) are as follows (in thousands):

	As of May 31, 2017
	Fair Value	Carrying Value
Convertible notes	$767,756	$751,173

Convertible note hedge transactions and warrant transactions

On October 1, 2014, the Company entered into convertible note hedge transactions and warrant transactions with certain of the initial purchasers of the convertible notes or their respective affiliates.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The convertible note hedge transactions are expected to offset, to the extent the Company’s common stock per share price does not exceed $101.65, the potential dilution with respect to shares of the Company’s common stock upon any conversion of the convertible notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted notes, as the case may be. To partially offset the $148.0 million cost of the convertible note hedge transactions, the Company issued warrants and received proceeds of $79.8 million. The number of shares of the Company’s common stock underlying the warrants total 10,965,630, the same number of shares underlying the convertible notes and the convertible note hedge transactions. The combination of the convertible note hedge transactions and the warrant transactions effectively increases the initial conversion price of the convertible notes from $73.41 per share to $101.65 per share. As a result, the warrant transactions will have a dilutive effect with respect to the Company’s common stock to the extent that the market price per share of the Company’s common stock, as measured under the terms of the warrant transactions, exceeds the $101.65 strike price of the warrants. However, subject to certain conditions, the Company may elect to settle all of the warrants in cash.

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

We derive our revenue and generate cash from customers primarily from two sources: (i) subscription revenue and (ii) training and services revenue. These arrangements typically involve subscriptions to Red Hat technologies. Our revenue is affected by, among other factors, corporate, government and consumer spending levels. In evaluating the performance of our business, we consider a number of factors, including total revenue, deferred revenue, operating income, operating margin and cash flows from operations. The arrangements with our customers that produce this revenue and cash are explained in further detail in Part II, Item 7 under “Critical Accounting Estimates” and in NOTE 2—Summary of Significant Accounting Policies to the Consolidated Financial Statements of our Annual Report on Form 10-K for the fiscal year ended February 28, 2017.

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

In our fiscal year ended February 28, 2017 we focused on, and in our fiscal year ending February 28, 2018 we expect to focus on, among other things: (i) driving the widespread adoption of our offerings, (ii) expanding our portfolio of technology offerings that enable hybrid cloud computing, (iii) investing in the development of open source technologies and promoting the use of our technologies by software developers globally, (iv) pursuing strategic acquisitions and alliances, (v) expanding relationships with our existing customers, (vi) increasing revenue by promoting a range of services to help our customers derive additional value, (vii) expanding routes to market, and (viii) growing our presence in international markets.

Non-GAAP disclosures

In accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”), the income statements of our non-U.S. operations are translated into U.S. dollars using the average exchange rates for each month in an applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of transactions denominated in foreign currencies results in increased revenue, as stated in U.S. dollars, for our non-U.S. operations. Similarly, revenue, as stated in U.S. dollars, for our non-U.S. operations decreases if the U.S. dollar strengthens against foreign currencies. In this Part I, Item 2, we disclose non-GAAP amounts and growth rates that exclude the impact of foreign currency exchange rate fluctuations for the three months ended May 31, 2017 in an effort to provide a comparable framework for assessing how our business performed in light of the effect of exchange rate differences when compared to the three months ended May 31, 2016. To compute the non-GAAP impact of foreign currency exchange rate fluctuations, we translate amounts from our non-U.S. operations for the three months ended May 31, 2017 using the average foreign currency exchange rate for the three months ended May 31, 2016.

Revenue

For the three months ended May 31, 2017, total revenue increased 19.2%, or $108.9 million, to $676.8 million from $567.9 million for the three months ended May 31, 2016. Excluding the impact of foreign currency exchange rate fluctuations, total revenue increased by 20.1% for the three months ended May 31, 2017, as detailed in the following table.

The growth rates of subscription revenue by offering type, training and services revenue and total revenue, as reported and excluding the impact of foreign currency exchange rate fluctuations, for the three months ended May 31, 2017 versus the three months ended May 31, 2016 are as follows (in thousands):

	Three Months Ended
	May 31, 2017	May 31, 2016	Year-Over-Year Growth Rate
Infrastructure-related subscription revenue, as reported	$457,961	$403,182	13.6%
Adjustment for foreign currency exchange rates	3,336	—

Infrastructure-related subscription revenue, excluding foreign currency impact	461,297	403,182	14.4%

Application Development-related and other emerging technology subscription revenue, as reported	138,547	98,483	40.7%
Adjustment for foreign currency exchange rates	1,087	—

Application Development-related and other emerging technology subscription revenue, excluding foreign currency impact	139,634	98,483	41.8%

Total subscription revenue, as reported	596,508	501,665	18.9%
Adjustment for foreign currency exchange rates	4,423	—

Total subscription revenue, excluding foreign currency impact	600,931	501,665	19.8%

Total training and services revenue, as reported	80,288	66,234	21.2%
Adjustment for foreign currency exchange rates	722	—

Total training and services revenue, excluding foreign currency impact	81,010	66,234	22.3%

Total subscription and training and services revenue, as reported	676,796	567,899	19.2%
Adjustment for foreign currency exchange rates	5,145	—

Total subscription and training and services revenue, excluding foreign currency impact	$681,941	$567,899	20.1%

Subscription revenue

Our enterprise technologies are delivered primarily under subscription agreements. These agreements typically have a one- or three-year subscription period. A subscription generally entitles a customer to, among other things, a specified level of support, as well as security updates, fixes, functionality enhancements, upgrades to the technologies, each if and when available, and compatibility with an ecosystem of certified hardware and software. Subscription revenue increased sequentially for the first quarter of fiscal 2018 and for each quarter of fiscal 2017 and fiscal 2016 and was driven primarily by the increased use of our offerings by customers and our expansion of sales channels and geographic footprint during these periods.

Subscription revenue increased 18.9%, or $94.8 million, for the three months ended May 31, 2017 as compared to the three months ended May 31, 2016. Excluding the impact of foreign currency exchange rate fluctuations, subscription revenue increased by 19.8% for the three months ended May 31, 2017. The increase in subscription revenue is driven primarily by additional subscriptions related to our principal Red Hat Enterprise Linux and Red Hat JBoss Middleware offerings, which continue to gain broader market acceptance in mission-critical areas of computing, and our expansion of sales channels and geographic footprint. The increase is, in part, a result of the continued migration of enterprises in industries such as financial services, government, technology and telecommunications to our open source solutions from proprietary technologies.

Training and services revenue

Training and services revenue increased 21.2%, or $14.1 million, for the three months ended May 31, 2017 as compared to the three months ended May 31, 2016. Excluding the impact of foreign currency exchange rates, training and services revenue increased by 22.3%. The increase is driven primarily by customer interest in new products and increased demand for our open source solutions.

Deferred revenue and billings proxy

Year-to-date deferred revenue

Our deferred revenue, current and long-term, balance at May 31, 2017 was $2.05 billion. Total deferred revenue at May 31, 2017 decreased 0.8%, or $15.8 million, as compared to the balance of $2.07 billion at February 28, 2017. Excluding the impact of foreign currency exchange rate fluctuations, total deferred revenue decreased by 2.2%, or $45.7 million, from February 28, 2017 to May 31, 2017. The decrease in deferred revenue is primarily attributable to our typically lower, seasonal first and second quarter billings. Because of our subscription model and revenue recognition policies, deferred revenue improves predictability of future revenue. For example, current deferred revenue provides a baseline for revenue to be recognized over the next twelve months. Similarly, long-term deferred revenue provides a baseline for revenue to be recognized beyond twelve months. Revenue derived from CCSPs for the delivery of our technologies as a service available on demand is recognized by us upon delivery and billed in arrears. As a result, revenue derived from CCSPs has no associated deferred revenue.

The decrease in deferred revenue reported on our Consolidated Balance Sheets of $15.8 million differs from the decrease of $45.7 million we reported on our Consolidated Statements of Cash Flows for the three months ended May 31, 2017 as the amount reported on our Consolidated Statements of Cash Flows for the three months ended May 31, 2017 excludes the impact of changes in foreign currency exchange rates used to translate deferred revenue balances from our foreign subsidiaries’ functional currency into U.S. dollars.

Current deferred revenue decreased by 1.7%, or $26.4 million, to $1.49 billion at May 31, 2017 from $1.51 billion at February 28, 2017 and long-term deferred revenue increased by 1.9%, or $10.6 million, to $567.8 million at May 31, 2017 from $557.2 million at February 28, 2017. Excluding the impact of foreign currency exchange rate fluctuations, current deferred revenue decreased by 3.0%, or $45.8 million, and long-term deferred revenue was approximately unchanged from February 28, 2017 to May 31, 2017. Below is a summary of our deferred revenue as of May 31, 2017 and February 28, 2017 (in thousands):

	May 31, 2017	February 28, 2017	Year-to-Date Growth Rate
Current deferred revenue, as reported	$1,486,409	$1,512,762	(1.7)%
Adjustment for foreign currency exchange rates	(19,405)

Current deferred revenue, excluding foreign currency impact	$1,467,004	$1,512,762	(3.0)%

Long-term deferred revenue, as reported	$567,755	$557,194	1.9%
Adjustment for foreign currency exchange rates	(10,520)

Long-term deferred revenue, excluding foreign currency impact	$557,235	$557,194	—%

Total deferred revenue, as reported	$2,054,164	$2,069,956	(0.8)%
Adjustment for foreign currency exchange rates	(29,925)

Total deferred revenue, excluding foreign currency impact	$2,024,239	$2,069,956	(2.2)%

Year-over-year deferred revenue

Total deferred revenue increased by 21.4%, or $362.0 million, to $2.05 billion at May 31, 2017 from $1.69 billion at May 31, 2016. Excluding the impact of foreign currency exchange rate fluctuations, total deferred revenue increased by 20.6%, or $349.3 million, from May 31, 2016 to May 31, 2017. This increase in deferred revenue of $349.3 million is the summation of the changes in deferred revenue that we reported on our Consolidated Statements of Cash Flows for each quarter of the four-fiscal-quarter period ended May 31, 2017, plus $0.4 million related to deferred revenue acquired from a business combination during the same period.

Current deferred revenue increased by 18.8%, or $235.3 million, to $1.49 billion at May 31, 2017 from $1.25 billion at May 31, 2016 and long-term deferred revenue increased by 28.7%, or $126.7 million, to $567.8 million at May 31, 2017 from $441.1 million at May 31, 2016. Excluding the impact of foreign currency exchange rate fluctuations, current deferred revenue increased by 18.1%, or $226.9 million, and long-term deferred revenue increased by 27.7%, or $122.3 million, from May 31, 2016 to May 31, 2017. Below is a summary of our deferred revenue as of May 31, 2017 and May 31, 2016 (in thousands):

	May 31, 2017	May 31, 2016	Year-Over-Year Growth Rate
Current deferred revenue, as reported	$1,486,409	$1,251,096	18.8%
Adjustment for foreign currency exchange rates	(8,390)

Current deferred revenue, excluding foreign currency impact	$1,478,019	$1,251,096	18.1%

Long-term deferred revenue, as reported	$567,755	$441,060	28.7%
Adjustment for foreign currency exchange rates	(4,351)

Long-term deferred revenue, excluding foreign currency impact	$563,404	$441,060	27.7%

Total deferred revenue, as reported	$2,054,164	$1,692,156	21.4%
Adjustment for foreign currency exchange rates	(12,741)

Total deferred revenue, excluding foreign currency impact	$2,041,423	$1,692,156	20.6%

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

Our billings proxy increased by 20.9%, or $109.3 million, to $631.1 million from $521.8 million for the year-over-year three months ended May 31, 2017. Excluding the impact of foreign currency exchange rate fluctuations, our billings proxy for the quarter ended May 31, 2017 would have increased by 21.9%, or

$114.4 million. Below is a summary of our billings proxy for the three months ended May 31, 2017 and May 31, 2016 (in thousands):

	Three Months Ended
	May 31, 2017	May 31, 2016	Year-Over-Year Growth Rate
Revenue, as reported	$676,796	$567,899	19.2%
Change in deferred revenue, as reported on Statements of Cash Flows	(45,717)	(46,093)

Billings proxy	631,079	521,806	20.9%
Adjustment to revenue for foreign currency exchange rates	5,145

Billings proxy, excluding foreign currency impact	$636,224	$521,806	21.9%

Our billings proxy can be subject to quarterly fluctuations due to a number of factors. For example, when customers enter into multi-year agreements and choose to be billed annually rather than up-front, billings for the quarter in which those agreements close can be adversely impacted. Additionally, our billings can be adversely impacted when larger deals anticipated to close in a particular quarter close in a subsequent quarter. Our calculation for a four-fiscal-quarter rolling average billings proxy is intended to neutralize such quarterly fluctuations to the growth rate of our billings proxy.

For the four-fiscal-quarter period ended May 31, 2017, our rolling average billings proxy increased by 20.3%, or $121.1 million, to $717.4 million from $596.3 million for the four-fiscal-quarter period ended May 31, 2016. Using the average foreign currency exchange rates for each quarter of our four-fiscal-quarter period ended May 31, 2016, our rolling average billings proxy for the four-fiscal-quarter period ended May 31, 2017 would have increased by approximately 20.2%, or $120.7 million.

For information regarding seasonality and the value of non-cancellable subscription and services agreements to be billed in the future and not reflected in our financial statements, see Part II, Item 7 under “Overview” of our Annual Report on Form 10-K for the fiscal year ended February 28, 2017.

Revenue by geography

For the three months ended May 31, 2017, approximately $282.3 million, or 41.7%, of our revenue was generated outside the U.S. compared to approximately $239.4 million, or 42.2%, for the three months ended May 31, 2016. Our international operations are expected to grow as our international sales force and channels become more mature and as we enter new locations outside the U.S. or expand our presence in existing international locations. As of May 31, 2017, we had offices in more than 90 locations throughout the world.

We operate our business in three geographic regions: the Americas (U.S., Latin America and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (principally Australia, China, India, Japan, Singapore and South Korea). Revenue and related year-over-year (“YOY”) revenue growth rates generated by the Americas, EMEA and Asia Pacific for the three months ended May 31, 2017 and the three months ended May 31, 2016 were as follows (in thousands):

	Americas		EMEA		Asia Pacific		Consolidated
Three Months Ended	Revenue	YoY Growth %	Revenue	YoY Growth %	Revenue	YoY Growth %	Revenue	YoY Growth %
May 31, 2017, as reported	$438,380	19.9%	$143,671	15.6%	$94,745	21.7%	$676,796	19.2%
Adjustment for foreign currency exchange rates	(922)		5,654		413		5,145

May 31, 2017, excluding foreign currency impact	$437,458	19.6%	$149,325	20.1%	$95,158	22.2%	$681,941	20.1%

May 31, 2016, as reported	$365,723	13.6%	$124,299	27.5%	$77,877	26.2%	$567,899	18.1%
Adjustments for foreign currency exchange rates	2,977		(3,643)		(1,034)		(1,700)

May 31, 2016, excluding foreign currency impact	$368,700	14.6%	$120,656	23.8%	$76,843	24.6%	$566,199	17.7%

As we expand further within each region, we anticipate revenue growth rates in local currencies to become more similar among our geographic regions due to the similarity of products and services offered and the similarity in customer types or classes.

Gross profit margin

Gross profit margin decreased slightly to 85.1% for the three months ended May 31, 2017 from 85.2% for the three months ended May 31, 2016. This slight decrease was driven by a lower mix of subscription revenue relative to training and services revenue. Subscription revenue as a percentage of total revenue was 88.1% for the three months ended May 31, 2017 as compared to 88.3% the three months ended May 31, 2016.

Gross profit margin by geography

Gross profit margins by our geographic regions for the three months ended May 31, 2017 and May 31, 2016 were as follows:

	Americas	EMEA	Asia Pacific	Consolidated (1)
Three Months Ended May 31, 2017	85.6%	87.1%	83.9%	85.1%
Three Months Ended May 31, 2016	86.1%	87.1%	83.5%	85.2%

(1)	Consolidated gross margin includes corporate (non-allocated) share-based compensation expense for the three months ended May 31, 2017 and May 31, 2016 of $3.9 million and $4.3 million, respectively. For additional information, see NOTE 10—Segment Reporting to our Consolidated Financial Statements.

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

Income from operations

Operating income as a percentage of revenue decreased to 12.9% for the three months ended May 31, 2017 from 13.3% for the three months ended May 31, 2016. The decrease was primarily driven by an increase in operating expenses related to continued hiring to support our Application Development-related and other emerging technologies and increased marketing expenses primarily related to the timing of our annual conference, the Red Hat Summit.

Income from operations by geography

Operating income as a percentage of revenue generated by our geographic regions for the three months ended May 31, 2017 and the three months ended May 31, 2016 was as follows:

	Americas	EMEA	Asia Pacific	Consolidated (1)
Three Months Ended May 31, 2017	16.9%	20.5%	29.5%	12.9%
Three Months Ended May 31, 2016	19.1%	20.7%	27.2%	13.3%

(1)	Consolidated operating income as a percentage of revenue includes corporate (non-allocated) share-based compensation expense for the three months ended May 31, 2017 and May 31, 2016 of $43.7 million and $41.3 million, respectively. For additional information, see NOTE 10—Segment Reporting to our Consolidated Financial Statements.

These geographic operating margins exclude the impact of share-based compensation expense, which was not allocated to our geographic segments. Operating income as a percentage of revenue for Americas decreased to 16.9% for the three months ended May 31, 2017 from 19.1% for the three months ended May 31, 2016 due to increased marketing expenses primarily related to the timing of our annual conference, the Red Hat Summit.

Cash, cash equivalents, investments in debt securities and cash flow from operations

Cash, cash equivalents and short-term and long-term available-for-sale investments in debt securities balances at May 31, 2017 totaled $2.31 billion. Cash generated from operating activities for the three months ended May 31, 2017 totaled $257.9 million, which represents an increase of 11.0% in operating cash flow as compared to the three months ended May 31, 2016. This increase is primarily due to an increase in subscription and services revenues, billings and collections during the three months ended May 31, 2017.

Our significant cash and investment balances give us a measure of flexibility to take advantage of opportunities such as acquisitions, increasing investment in our international operations and repurchasing our common stock.

Foreign currency exchange rates’ impact on results of operations

Approximately 41.7% of our revenue for the three months ended May 31, 2017 came from sales outside the U.S. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component of net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions results in increased revenue and operating expenses from operations for our non-U.S. operations. Similarly, our revenue and operating expenses will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates for the three months ended May 31, 2016, our revenue and operating expenses from non-U.S. operations for the three months ended May 31, 2017 would have been higher than we reported by approximately $5.1 million and $4.2 million, respectively, which would have resulted in income from operations being higher by $0.9 million.

RESULTS OF OPERATIONS

Three months ended May 31, 2017 and May 31, 2016

The following table is a summary of our results of operations for the three months ended May 31, 2017 and May 31, 2016 (in thousands):

	Three Months Ended (Unaudited)
	May 31, 2017	May 31, 2016	$ Change	% Change
Revenue:
Subscriptions	$596,508	$501,665	$94,843	18.9%
Training and services	80,288	66,234	14,054	21.2

Total subscription and training and services revenue	676,796	567,899	108,897	19.2

Cost of subscription and training and services revenue:
Cost of subscriptions	43,633	36,545	7,088	19.4
As a % of subscription revenue	7.3%	7.3%
Cost of training and services	57,063	47,503	9,560	20.1
As a % of training and services revenue	71.1%	71.7%

Total cost of subscription and training and services revenue	100,696	84,048	16,648	19.8
As a % of total revenue	14.9%	14.8%

Total gross profit	576,100	483,851	92,249	19.1

Operating expense:
Sales and marketing	296,459	243,248	53,211	21.9
Research and development	137,163	115,016	22,147	19.3
General and administrative	54,870	50,224	4,646	9.3

Total operating expense	488,492	408,488	80,004	19.6

Income from operations	87,608	75,363	12,245	16.2
Interest income	3,993	3,430	563	16.4
Interest expense	6,085	5,887	198	3.4
Other income (expense), net	(586)	(553)	(33)	(6.0)

Income before provision for income taxes	84,930	72,353	12,577	17.4
Provision for income taxes	11,740	11,169	571	5.1

Net income	$73,190	$61,184	$12,006	19.6%

Gross profit margin-subscriptions	92.7%	92.7%
Gross profit margin-training and services	28.9%	28.3%
Gross profit margin	85.1%	85.2%
As a % of total revenue:
Subscription revenue	88.1%	88.3%
Training and services revenue	11.9%	11.7%
Sales and marketing expense	43.8%	42.8%
Research and development expense	20.3%	20.3%
General and administrative expense	8.1%	8.8%
Total operating expenses	72.2%	71.9%
Income from operations	12.9%	13.3%
Income before provision for income taxes	12.5%	12.7%
Net income	10.8%	10.8%

Revenue

Subscription revenue

Subscription revenue, which is primarily comprised of direct and indirect sales of Red Hat offerings, increased by 18.9%, or $94.8 million, to $596.5 million for the three months ended May 31, 2017 from $501.7 million for the three months ended May 31, 2016.

Revenue derived from the sale of subscriptions supporting our Infrastructure-related offerings increased by 13.6%, or $54.8 million, to $458.0 million for the three months ended May 31, 2017 from $403.2 million for the three months ended May 31, 2016. The increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion, and the continued migration of customers to our open source Linux platform from proprietary operating systems.

Revenue derived from the sale of subscriptions supporting our Application Development-related and other emerging technology offerings increased by 40.7%, or $40.1 million, to $138.5 million for the three months ended May 31, 2017 from $98.5 million for the three months ended May 31, 2016. The increase is primarily due to additional subscriptions for Red Hat JBoss Middleware and Red Hat cloud offerings. We expect the growth rate of revenue derived from our Application Development-related and other emerging technology offerings to exceed the growth rate of revenue derived from our Infrastructure-related offerings as our Application Development-related and other emerging technology offerings continue to gain broader market acceptance in the enterprise IT environment.

Training and services revenue

Training revenue includes fees paid by our customers for delivery of educational materials and instruction. Services revenue includes fees received from customers for consulting services regarding our offerings, deployment of Red Hat technologies and for delivery of added functionality to Red Hat technologies for our major customers and OEM partners. Total training and services revenue increased by 21.2%, or $14.1 million, to $80.3 million for the three months ended May 31, 2017 from $66.2 million for the three months ended May 31, 2016. Training revenue increased by 18.1%, or $2.9 million as a result of increased adoption of our Red Hat Learning Subscription (“RHLS”) offering and increased consumption of training related to our emerging technology offerings. Services revenue increased by 22.2%, or $11.2 million, as a result of an increase in consulting engagements driven by increased demand for our open source solutions. We expect services revenue to continue growing, though at a slower pace than subscription revenue, as we continue to expand our reach by enabling our channel partners to provide consulting services on our behalf. Combined training and services revenue as a percentage of total revenue was 11.9% and 11.7%, respectively, for the three months ended May 31, 2017 and May 31, 2016.

Cost of revenue

Cost of subscription revenue

The cost of subscription revenue primarily consists of expenses we incur to support, distribute and package Red Hat offerings. These costs include labor-related costs to provide technical support, security updates and fixes, as well as costs for fulfillment. Cost of subscription revenue increased by 19.4%, or $7.1 million, to $43.6 million for the three months ended May 31, 2017 from $36.5 million for the three months ended May 31, 2016. Employee-related expenses increased $6.0 million for the three months ended May 31, 2017 as compared to the three months ended May 31, 2016, due to the expansion of our technical staff in order to meet the demands of our growing subscriber base for support, security updates and fixes, especially with respect to the increase in demand for our emerging technology offerings. As the number of our open source technology subscriptions continues to increase, we expect associated support costs will continue to increase, although we anticipate this will occur at a rate slower than that of subscription revenue growth due to economies of scale. Gross profit margin on subscriptions remained unchanged at 92.7% for each of the three months ended May 31, 2017 and May 31, 2016.

Cost of training and services revenue

Cost of training and services revenue is mainly comprised of personnel and third-party consulting costs for the design, development and delivery of custom engineering, training courses and professional services provided to various types of customers. Cost of training and services revenue increased by 20.1%, or $9.6 million, to $57.1 million for the three months ended May 31, 2017 from $47.5 million for the three months ended May 31, 2016. The increase in costs to deliver services includes $4.4 million increased employee compensation expenses and increased outside contractor fees of $2.7 million. The increase in employee compensation expense and outside contractor fees is due to the expansion of our professional consulting teams needed to meet the growing demand for services related to our emerging technology offerings. Total costs to deliver training and services as a percentage of training and services revenue decreased to 71.1% for the three months ended May 31, 2017 from 71.7% for the three months ended May 31, 2016 as a result of increased revenue generated from our RHLS offering.

Gross profit margin

Gross profit margin decreased slightly to 85.1% for the three months ended May 31, 2017 from 85.2% for the three months ended May 31, 2016. This slight decrease was driven by a lower mix of subscription revenue relative to training and services revenue. Subscription revenue as a percentage of total revenue was 88.1% for the three months ended May 31, 2017 as compared to 88.3% for the three months ended May 31, 2016.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expense increased by 21.9%, or $53.2 million, to $296.5 million for the three months ended May 31, 2017 from $243.2 million for the three months ended May 31, 2016. This increase was primarily due to a $34.3 million increase in selling costs, which includes $28.9 million of additional employee compensation expense attributable to the expansion of our sales force from the prior year. The remaining increase relates to marketing costs, which grew 35.3%, or $19.0 million, for the three months ended May 31, 2017 as compared to the three months ended May 31, 2016 and includes incremental employee compensation and marketing program costs of $7.1 million and $10.7 million, respectively. The increase in marketing program costs is due in part to our annual conference, the Red Hat Summit, which occurred during the first quarter of fiscal 2018 versus our prior year’s conference, which occurred during the second quarter of fiscal 2017. Sales and marketing expense increased as a percentage of revenue to 43.8% for the three months ended May 31, 2017 from 42.8% for the three months ended May 31, 2016.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased by 19.3%, or $22.1 million, to $137.2 million for the three months ended May 31, 2017 from $115.0 million for the three months ended May 31, 2016. The increase in research and development costs primarily resulted from the expansion of our engineering group as a result of both direct hires and business combinations as we continue investing in Application Development-related and other emerging technologies. Employee compensation increased by $18.5 million. Research and development expense was 20.3% of total revenue for each of the three months ended May 31, 2017 and May 31, 2016.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including information systems, finance, accounting, legal, human resources and facilities expense.

General and administrative expense increased by 9.3%, or $4.6 million, to $54.9 million for the three months ended May 31, 2017 from $50.2 million for the three months ended May 31, 2016. General and administrative expense as a percentage of revenue was 8.1% and 8.8% for the three months ended May 31, 2017 and May 31, 2016, respectively. We expect general and administrative costs to decrease relative to revenue as we leverage benefits from investments made during the current fiscal year to expand and enhance our corporate processes and technology infrastructure.

Interest income

Interest income increased by 16.4%, or $0.6 million, for the three months ended May 31, 2017 as compared to the three months ended May 31, 2016. The increase in interest income for the three months ended May 31, 2017 is attributable to higher yields earned on larger cash and investment balances.

Interest expense

Interest expense increased by $0.2 million, for the three months ended May 31, 2017 as compared to the three months ended May 31, 2016. Interest expense is primarily attributable to the interest paid on the convertible notes.

Other income (expense), net

Net other expense is primarily attributable to net losses recognized from the settlement of foreign currency transactions during the each of the three months ended May 31, 2017 and May 31, 2016.

Income taxes

The effective tax rates for the three months ended May 31, 2017 and May 31, 2016 differed from the U.S. federal statutory rate of 35.0% primarily due to excess tax benefits from share-based compensation, foreign income taxed at lower rates and research tax credits. Tax expense for the three months ended May 31, 2017 and May 31, 2016 included net discrete tax benefit of $11.6 million and $8.4 million, respectively, primarily related to excess tax benefits from share-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

We derive our liquidity and operating capital primarily from cash flows from operations. Historically, we also received cash from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and follow-on public offerings, and the issuance of convertible notes, including our issuance of convertible notes with par value totaling $805.0 million described in NOTE 14—Convertible Notes to our Consolidated Financial Statements. At May 31, 2017, we had total cash and investments of $2.31 billion, which was comprised of $1.23 billion in cash and cash equivalents, $408.0 million of short-term fixed-income investments and $671.1 million of long-term fixed-income investments. This compares to total cash and investments of $2.13 billion at February 28, 2017.

With $1.23 billion in cash and cash equivalents on hand, we believe our cash and cash equivalent balances, together with our ability to generate additional cash from operations, should be sufficient to satisfy our cash requirements for the next twelve months and for the foreseeable future. However, we may take advantage of favorable capital market conditions that may arise from time to time to raise additional capital. We presently do not intend to liquidate our short- and long-term investments in debt securities prior to their scheduled maturity dates. However, in the event that we liquidate these investments prior to their scheduled maturities and there are adverse changes in market interest rates or the overall economic environment, we could be required to recognize a realized loss on those investments when we liquidate those investments. At May 31, 2017 and February 28, 2017, net accumulated unrealized losses on our available-for-sale debt securities totaled $1.3 million and $1.4 million, respectively.

Cash flows for three months ended May 31, 2017

Cash flows—overview

At May 31, 2017, cash and cash equivalents totaled $1.23 billion, an increase of $139.6 million as compared to February 28, 2017. The increase in cash and cash equivalents for the three months ended May 31, 2017 is primarily the result of cash provided by operations, which generated $257.9 million, and proceeds from employee stock purchase program of $11.8 million partially offset by cash used for the repurchase of 714,906 shares of our common stock for $62.0 million, payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to share awards vesting of $41.0 million and investments in property and equipment of $25.9 million. Net cash generated by operating activities and net cash used for investing activities and financing activities is further described below.

Cash flows from operations

Cash provided by operations of $257.9 million during the three months ended May 31, 2017 includes net income of $73.2 million, adjustments to exclude the impact of non-cash income and expenses, which totaled a $82.4 million net source of cash, and changes in operating assets and liabilities, which totaled a $102.3 million net source of cash. Cash provided by changes in operating assets and liabilities for the three months ended May 31, 2017 was primarily the result of collections on our billings.

Cash flows from investing

Cash used in investing activities of $50.8 million for the three months ended May 31, 2017 includes net purchases of available-for-sale debt securities of $23.2 million and investments in property and equipment of $25.9 million, which primarily relate to information technology infrastructure and leasehold improvements.

Cash flows from financing

Cash used in financing activities of $88.7 million for the three months ended May 31, 2017 includes $62.0 million to repurchase 714,906 shares of our common stock and $41.0 million of payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to restricted share awards vesting during the three months ended May 31, 2017. Partially offsetting financing activities using cash were proceeds from our employee stock purchase program of $11.8 million, which we began offering to eligible employees in the third quarter of our fiscal year ended February 28, 2017.

Investments in debt securities

Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair market values. At May 31, 2017 and February 28, 2017, the vast majority of our investments were priced with the assistance of pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, we assess other factors to determine the securities’ market values, including broker quotes or model valuations. Independent price verifications of all of our holdings are performed by the pricing vendors, which we review. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair market value.

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

We have utilized, and will continue from time to time to utilize, cash and investments to fund, among other potential uses, purchases of our common stock, purchases of fixed assets, purchases of intangible assets (primarily patents) and mergers and acquisitions. Given our historically strong operating cash flow and the $2.31 billion of cash and investments held at May 31, 2017, we believe our cash and cash equivalent balances, together with our ability to generate additional cash from operations, should be sufficient to satisfy our cash requirements for the next twelve months and for the foreseeable future. However, we may take advantage of favorable capital market conditions that may arise from time to time to raise additional capital.

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

As of May 31, 2017, our cash, cash equivalents and available-for-sale investment securities totaled $2.31 billion, of which $1.21 billion was held outside the U.S. Our intent is to reinvest the earnings of foreign subsidiaries indefinitely outside the U.S. to fund both organic growth and acquisitions. From time to time, however, we may remit a portion of these earnings to the extent it is economically prudent. For further discussion related to geographic segments, see NOTE 10—Segment Reporting to our Consolidated Financial Statements.

With 47.4% of our available cash, cash equivalents and available-for-sale investments, as of May 31, 2017, held within the U.S., we do not anticipate a need to repatriate any foreign earnings for the foreseeable future. However, if cash held outside the U.S. were needed to fund our U.S. operations, under current tax law we would be subject to additional taxes on the portion related to repatriated earnings of our foreign subsidiaries. As of February 28, 2017, cumulative undistributed foreign earnings totaled $677.4 million. For further discussion, see NOTE 11—Income Taxes to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended February 28, 2017.

Off-balance sheet arrangements

As of May 31, 2017 and February 28, 2017, we have no off-balance sheet financing arrangements and do not utilize any “structured debt”, “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

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

Interest rate risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of short- and long-term investments in a variety of available-for-sale fixed and floating rate debt securities, including both government and corporate obligations and money market funds. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in prevailing interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income related to these securities may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates or perceived credit risk related to the securities’ issuers. A hypothetical one-half percentage point change in interest rates, assuming a parallel shift of all interest rates, would result in an approximate $0.6 million change in annual interest income derived from investments in our portfolio as of May 31, 2017. For further discussion related to our investments as of May 31, 2017 and February 28, 2017, see NOTE 2—Summary of Significant Accounting Policies and NOTE 6—Assets and Liabilities Measured at Fair Value on a Recurring Basis to our Consolidated Financial Statements.

Investment risk

The fair market value of our available-for-sale investment portfolio is subject to interest rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in prevailing interest rates would result in an approximate $12.0 million decrease in the fair value of our available-for-sale investment securities as of May 31, 2017. For further discussion related to our investments as of May 31, 2017 and February 28, 2017, see NOTE 6—Assets and Liabilities Measured at Fair Value on a Recurring Basis to our Consolidated Financial Statements.

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

Accounts receivable

At May 31, 2017 and February 28, 2017, the Company had no customers whose accounts receivable balance individually represented 10% or more total accounts receivable.

Foreign currency risk

Approximately 41.7% of our revenue for the three months ended May 31, 2017 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component of net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency statements results in increased revenue and operating expenses for our non-U.S. operations. Similarly, our revenue and operating expenses for our non-U.S. operations decreases if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from the first quarter of our prior fiscal year ended February 28, 2017, our revenue and operating expenses from non-U.S. operations for the three months ended May 31, 2017 would have been higher than we reported by approximately $5.1 million and $4.2 million, respectively, which would have resulted in income from operations being higher by $0.9 million.

Convertible notes

In October 2014, we issued $805.0 million of 0.25% convertible notes due 2019. The convertible notes have a fixed annual interest rate of 0.25%, and therefore we do not have economic interest rate exposure on the convertible notes. However, the fair market value of the convertible notes is exposed to interest rate risk. Generally, the fair market value of the convertible notes will increase as interest rates fall and decrease as interest rates rise. For further discussion regarding the fair value of the convertible notes, see NOTE 14—Convertible Notes to our Consolidated Financial Statements.

In connection with the sale of the convertible notes, we entered into convertible note hedge transactions and warrant transactions. The convertible note hedge transactions are expected to offset, to the extent the Company’s common stock per share price does not exceed $101.65, the potential dilution with respect to shares of our common stock upon any conversion of the convertible notes and/or offset any cash payments that we are required to make in excess of the principal amount of the converted notes, as the case may be. The warrant transactions will have a dilutive effect with respect to our common stock to the extent that the market price per share of our common stock, as measured under the terms of the warrant transactions, exceeds the applicable strike price of the warrants. However, subject to certain conditions, we may elect to settle all of the warrants in cash. The initial strike price of the warrants is $101.65 per share. The number of shares of our common stock underlying the warrants is 10,965,630 shares, subject to anti-dilution adjustments. The convertible note hedge and warrants are both considered indexed to our common stock and classified as equity; therefore, the convertible note hedge and warrants are not accounted for as derivative instruments.

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

The aggregate notional amount of outstanding forward contracts at May 31, 2017 was $46.0 million. The fair value of these outstanding contracts at May 31, 2017 was a gross $0.3 million asset and a gross $0.1 million liability, and is recorded in Other current assets and Accounts payable and accrued expenses, respectively, on our Consolidated Balance Sheets. The forward contracts generally expire within three months of the period ended May 31, 2017. The forward contracts will settle in Australian dollars, Euros, Hong Kong dollars, Japanese yen, Norwegian krona, Singapore dollars, Swedish krona and Swiss francs.

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

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. These principles are subject to interpretation by the U.S. Securities and Exchange Commission and various bodies formed to create and interpret appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a significant effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results. For example, in May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This guidance is effective for us beginning the first quarter of our fiscal year ending February 28, 2019. For a discussion of the potential impact that the implementation of ASU 2014-09 will have on our consolidated financial statements and related disclosures, see NOTE 2—Summary of Significant Accounting Policies to our Consolidated Financial Statements in Part I, Item 1, “Financial Statements”.

Our investment portfolio is subject to credit and liquidity risks and fluctuations in the market value of our investments and interest rates. These risks may result in an impairment of, or the loss of all or a portion of, the value of our investments, an inability to sell our investments or a decline in interest income.

We maintain an investment portfolio of various holdings, types and maturities. Our portfolio generally consists of certificates of deposit, commercial paper, corporate securities, European soverign and agency securities with a rating of AA or higher, money market funds and U.S. government and agency securities. Although we follow an established investment policy and seek to minimize the risks associated with our investments by investing primarily in investment grade, highly liquid securities and by limiting the amounts invested with any one institution, type of security or issuer, we cannot give assurances that the assets in our investment portfolio will not lose value or become impaired, or that our interest income will not decline.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below sets forth information regarding the Company’s purchases of its common stock during its first fiscal quarter ended May 31, 2017:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
March 1, 2017—March 31, 2017	23,000	$86.66	23,000	$633.7 million
April 1, 2017—April 30, 2017	558,364	$86.40	558,364	$585.5 million
May 1, 2017—May 31, 2017	133,542	$87.98	133,542	$573.8 million

Total	714,906		714,906

(1)	During the three months ended May 31, 2017, the Company withheld an aggregate of 472,654 shares of its common stock (with a weighted average share price of $86.77) from employees to satisfy minimum tax withholding obligations relating to the vesting of share awards. These shares were not withheld pursuant to the program described in Note (2) below.

(2)	On June 22, 2016, the Company announced that its Board authorized the repurchase of up to $1.0 billion of Red Hat’s common stock from time to time on the open market or in privately negotiated transactions. The program, which replaced a previous repurchase program, commenced on July 1, 2016, and will expire on the earlier of (i) June 30, 2018 or (ii) a determination by the Board, Chief Executive Officer or Chief Financial Officer to discontinue the program.

ITEM 6.	EXHIBITS

(a) List of Exhibits

Exhibit No.	Exhibit

10.1+*	Executive Base Salaries and Target Award Amounts under Red Hat, Inc.’s Executive Variable Compensation Plan for the Fiscal Year Ending February 28, 2018 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2017 (File no. 001-33162))

10.2+*	Form of Operating Performance Share Unit Agreement adopted March 22, 2017 (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2017 (File no. 001-33162))

10.3+*	Form of Total Stockholder Return Performance Share Unit Agreement adopted March 22, 2017 (incorporated by reference to Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2017 (File no. 001-33162))

10.4+*	Peer Group for PSUs Granted in FY2018 (incorporated by reference to Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2017 (File no. 001-33162))

10.5+*	Form of 162(m) Restricted Stock Agreement adopted March 22, 2017 (incorporated by reference to Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed with the SEC on May 23, 2017 (File no. 001-33162))

10.6*	Form of Director Restricted Stock Agreement adopted March 22, 2017

10.7*	Form of Director Deferred Stock Unit Agreement (With Vesting) adopted March 22, 2017

10.8*	Form of Director Deferred Stock Unit Agreement (Vested) adopted March 22, 2017

10.9*	Form of Restricted Stock Unit Agreement (Non-Executive Participants) adopted March 22, 2017

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the registrant’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+	Previously filed.
*	Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

Date: July 6, 2017	By:	/s/ JAMES M. WHITEHURST
James M. Whitehurst President, Chief Executive Officer (Duly Authorized Officer on Behalf of the Registrant)

RED HAT, INC.

Date: July 6, 2017	By:	/s/ ERIC R. SHANDER
Eric R. Shander Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)