Form 10-Q
period 2017-08-31
RED HAT INC
filed 2017-10-05
CIK 1087423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

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

As of September 29, 2017, there were 176,947,183 shares of common stock outstanding.

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

PART I

ITEM 1.	FINANCIAL STATEMENTS

RED HAT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands—except share and per share amounts)

	August 31, 2017 (Unaudited)	February 28, 2017 (1)
ASSETS
Current assets:
Cash and cash equivalents	$1,210,308	$1,090,808
Investments in debt securities, short-term	448,981	369,983
Accounts receivable, net of allowances for doubtful accounts of $3,026 and $2,791, respectively	418,449	634,821
Prepaid expenses	213,273	200,609
Other current assets	41,352	19,481

Total current assets	2,332,363	2,315,702
Property and equipment, net of accumulated depreciation and amortization of $261,704 and $231,533, respectively	206,195	189,629
Goodwill	1,121,602	1,040,709
Identifiable intangibles, net	156,659	137,767
Investments in debt securities, long-term	655,127	672,440
Deferred tax assets, net	101,778	104,833
Other assets, net	65,660	74,105

Total assets	$4,639,384	$4,535,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$323,245	$376,957
Deferred revenue, short-term	1,471,434	1,512,762
Other current obligations	1,147	1,354

Total current liabilities	1,795,826	1,891,073
Deferred revenue, long-term	581,077	557,194
Convertible notes	756,743	745,633
Other long-term obligations	105,391	93,965
Commitments and contingencies (NOTES 11 and 12)
Stockholders’ equity:
Preferred stock, $0.0001 per share par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 per share par value, 300,000,000 shares authorized, 237,977,604 and 236,804,594 shares issued, and 176,943,103 and 176,901,936 shares outstanding at August 31, 2017 and February 28, 2017, respectively	24	24
Additional paid-in capital	2,335,518	2,294,462
Retained earnings	1,523,040	1,352,991
Treasury stock at cost, 61,034,501 and 59,902,658 shares at August 31, 2017 and February 28, 2017, respectively	(2,425,059)	(2,311,805)
Accumulated other comprehensive loss	(33,176)	(88,352)

Total stockholders’ equity	1,400,347	1,247,320

Total liabilities and stockholders’ equity	$4,639,384	$4,535,185

(1)	Derived from audited financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands—except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
Revenue:
Subscriptions	$637,562	$531,209	$1,234,070	$1,032,874
Training and services	85,793	68,596	166,081	134,829

Total subscription and training and services revenue	723,355	599,805	1,400,151	1,167,703

Cost of subscription and training and services revenue:
Cost of subscriptions	46,324	39,678	89,957	76,222
Cost of training and services	60,393	47,993	117,456	95,496

Total cost of subscription and training and services revenue	106,717	87,671	207,413	171,718

Gross profit	616,638	512,134	1,192,738	995,985

Operating expense:
Sales and marketing	278,548	253,255	575,007	496,503
Research and development	141,809	121,265	278,972	236,281
General and administrative	61,722	55,730	116,592	105,954

Total operating expense	482,079	430,250	970,571	838,738

Income from operations	134,559	81,884	222,167	157,247
Interest income	4,612	3,392	8,605	6,821
Interest expense	6,081	5,925	12,166	11,811
Other income (expense), net	(1,260)	84	(1,846)	(468)

Income before provision for income taxes	131,830	79,435	216,760	151,789
Provision for income taxes	34,971	20,663	46,711	31,832

Net income	$96,859	$58,772	$170,049	$119,957

Basic net income per common share	$0.55	$0.33	$0.96	$0.66
Diluted net income per common share	$0.53	$0.32	$0.93	$0.65
Weighted average shares outstanding:
Basic	177,257	180,322	177,250	180,745
Diluted	183,021	183,346	182,460	183,750

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
Net income	$96,859	$58,772	$170,049	$119,957
Other comprehensive income (loss):
Change in foreign currency translation adjustment	31,861	(2,472)	54,531	3,445
Available-for-sale securities:
Unrealized gain on available-for-sale securities during the period	990	708	1,154	1,946
Reclassification for gain realized on available-for-sale securities, reported in Other income (expense), net	—	—	—	(9)
Tax benefit (expense)	(287)	(211)	(509)	(655)

Net change in available-for-sale securities (net of tax)	703	497	645	1,282

Total other comprehensive income (loss)	32,564	(1,975)	55,176	4,727

Comprehensive income	$129,423	$56,797	$225,225	$124,684

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
Cash flows from operating activities:
Net income	$96,859	$58,772	$170,049	$119,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,136	21,160	45,953	41,862
Amortization of debt discount and transaction costs	5,570	5,393	11,110	10,758
Share-based compensation expense	46,947	45,357	90,665	86,632
Deferred income taxes	(359)	(5,467)	7,558	(7,619)
Net amortization of bond premium on debt securities available for sale	2,439	3,294	4,875	6,834
Other	571	328	1,532	(437)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	17,036	(30,684)	225,797	159,645
Prepaid expenses	(11,562)	8,883	(19,270)	(490)
Accounts payable and accrued expenses	2,008	19,763	(53,330)	(10,423)
Deferred revenue	(40,575)	(26,953)	(86,292)	(73,046)
Other	(174)	(3,044)	2,121	(4,574)

Net cash provided by operating activities	142,896	96,802	400,768	329,099

Cash flows from investing activities:
Purchase of investment in debt securities available for sale	(109,669)	(163,043)	(259,193)	(297,644)
Proceeds from maturities of investment in debt securities available for sale	105,303	170,510	217,344	269,542
Proceeds from sales of investment in debt securities available for sale	—	7,018	14,324	25,168
Acquisition of businesses, net of cash acquired	(83,965)	(28,667)	(83,965)	(28,667)
Purchase of developed software and other intangible assets	(7,671)	(3,521)	(9,445)	(6,389)
Purchase of property and equipment	(25,781)	(15,539)	(51,681)	(33,192)
Other	(189)	—	(189)	(111)

Net cash used in investing activities	(121,972)	(33,242)	(172,805)	(71,293)

Cash flows from financing activities:
Proceeds from exercise of common stock options	862	689	3,830	2,068
Proceeds from employee stock purchase program	10,952	—	22,713	—
Payments related to net settlement of share-based compensation awards	(7,413)	(6,398)	(48,423)	(37,476)
Purchase of treasury stock	(75,015)	(127,386)	(137,002)	(193,864)
Payments on other borrowings	(418)	(463)	(861)	(906)
Other	—	415	—	913

Net cash used in financing activities	(71,032)	(133,143)	(159,743)	(229,265)

Effect of foreign currency exchange rates on cash and cash equivalents	29,959	8,587	51,280	14,250

Net (decrease) increase in cash and cash equivalents	(20,149)	(60,996)	119,500	42,791
Cash and cash equivalents at beginning of the period	1,230,457	1,031,565	1,090,808	927,778

Cash and cash equivalents at end of the period	$1,210,308	$970,569	$1,210,308	$970,569

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

NOTE 2—Summary of Significant Accounting Policies

Basis of presentation

The unaudited interim consolidated financial statements as of and for the three and six months ended August 31, 2017 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement of the consolidated balance sheets, consolidated operating results, consolidated other comprehensive income and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Operating results for the three and six months ended August 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2018. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. These unaudited financial statements should be read in conjunction with the Company’s Consolidated Financial Statements, including notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2017. There have been no changes to the Company’s significant accounting policies from those described in NOTE 2—Summary of Significant Accounting Policies to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2017. These unaudited financial statements should be read in conjunction with the financial statements included in the Annual Report on Form 10-K.

Certain amounts for the three and six months ended August 31, 2016 have been reclassified to conform to the current year presentation.

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

Recent accounting pronouncements

Accounting pronouncements adopted

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). The FASB issued ASU 2017-09 to clarify and reduce both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, to a change to the terms and conditions of a share-based payment award. The Company has early adopted ASU 2017-09 as of the second quarter of its fiscal year ended February 28, 2018. The adoption of this update did not impact the Company’s Consolidated Financial Statements.

In January 2017, the FASB issued Accounting Standards Update 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The FASB issued ASU 2017-04 to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this updated standard, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity also should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if any. The FASB also eliminated the requirement for reporting units with a zero or negative carrying amount to first perform a qualitative assessment. The Company has early adopted ASU 2017-04 as of the second quarter of its fiscal year ended February 28, 2018. The adoption of this update did not impact the Company’s Consolidated Financial Statements.

Accounting pronouncements being evaluated

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). In November 2016, the FASB issued Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). The FASB issued ASU 2016-15 and ASU 2016-18 to decrease the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in these updates provide guidance on nine specific cash flow issues. The guidance is effective for the Company as of the first quarter of its fiscal year ending February 28, 2019 and should be applied using the retrospective transition method to each period presented. Early adoption is permitted but all amendments must be adopted in the same period. The Company is currently evaluating the impact that these updated standards will have on its consolidated financial statements.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The FASB issued ASU 2016-02 to increase transparency and comparability among organizations with respect to accounting for leases. Under ASU 2016-02, lessees will recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. This guidance is effective for the Company as of the first quarter of its fiscal year ending February 28, 2020. The Company is currently evaluating the impact that this updated standard will have on its consolidated financial statements.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The FASB issued ASU 2016-01 to require equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. Equity investments that do not have readily determinable fair values are allowed to be remeasured upon the occurrence of an observable price change or upon identification of an impairment. This guidance is effective for the Company as of the first quarter of the fiscal year ending February 28, 2020. The Company is currently evaluating the impact that this updated standard will have on its consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, now referred to as Accounting Standards Codification Topic 606 (“ASC 606”). The FASB issued ASC 606 to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the current revenue recognition guidance. This guidance is effective for the Company beginning the first quarter of its fiscal year ending February 28, 2019. The standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NOTE 3—Stockholders’ Equity

The following table summarizes the changes in the Company’s stockholders’ equity during the three months ended August 31, 2017 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at May 31, 2017	$24	$2,295,123	$1,426,181	$(2,350,044)	$(65,740)	$1,305,544
Net income	—	—	96,859	—	—	96,859
Other comprehensive income, net of tax	—	—	—	—	32,564	32,564
Exercise of common stock options	—	862	—	—	—	862
Common stock repurchase	—	—	—	(75,015)	—	(75,015)
Share-based compensation expense	—	46,947	—	—	—	46,947
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(7,413)	—	—	—	(7,413)
Other adjustments	—	(1)	—	—	—	(1)

Balance at August 31, 2017	$24	$2,335,518	$1,523,040	$(2,425,059)	$(33,176)	$1,400,347

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the changes in the Company’s stockholders’ equity during the three months ended August 31, 2016 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at May 31, 2016	$24	$2,176,208	$1,160,472	$(1,919,622)	$(67,747)	$1,349,335
Net income	—	—	58,772	—	—	58,772
Other comprehensive loss, net of tax	—	—	—	—	(1,975)	(1,975)
Exercise of common stock options	—	689	—	—	—	689
Common stock repurchase	—	—	—	(127,386)	—	(127,386)
Share-based compensation expense	—	45,357	—	—	—	45,357
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(6,398)	—	—	—	(6,398)
Other adjustments	—	—	2	—	—	2

Balance at August 31, 2016	$24	$2,215,856	$1,219,246	$(2,047,008)	$(69,722)	$1,318,396

The following table summarizes the changes in the Company’s stockholders’ equity during the six months ended August 31, 2017 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at February 28, 2017	$24	$2,294,462	$1,352,991	$(2,311,805)	$(88,352)	$1,247,320
Net income	—	—	170,049	—	—	170,049
Other comprehensive income, net of tax	—	—	—	—	55,176	55,176
Exercise of common stock options	—	3,830	—	—	—	3,830
Common stock repurchase	—	—	—	(137,002)	—	(137,002)
Share-based compensation expense	—	90,665	—	—	—	90,665
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(48,423)	—	—	—	(48,423)
Re-issuance of treasury stock under employee stock purchase plan	—	—	—	23,748	—	23,748
Other adjustments	—	(5,016)	—	—	—	(5,016)

Balance at August 31, 2017	$24	$2,335,518	$1,523,040	$(2,425,059)	$(33,176)	$1,400,347

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the changes in the Company’s stockholders’ equity during the six months ended August 31, 2016 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at February 29, 2016	$23	$2,162,264	$1,099,738	$(1,853,144)	$(74,449)	$1,334,432
Net income	—	—	119,957	—	—	119,957
Other comprehensive income, net of tax	—	—	—	—	4,727	4,727
Exercise of common stock options	1	2,067	—	—	—	2,068
Common stock repurchase	—	—	—	(193,864)	—	(193,864)
Share-based compensation expense	—	86,632	—	—	—	86,632
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(37,476)	—	—	—	(37,476)
Other adjustments	—	—	1	—	—	1
Cumulative-effect adjustment from adoption of ASU 2016-09	—	2,369	(450)	—	—	1,919

Balance at August 31, 2016	$24	$2,215,856	$1,219,246	$(2,047,008)	$(69,722)	$1,318,396

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

During the six months ended August 31, 2017, the Company repurchased 1,480,203 shares of its common stock for $137.0 million under the repurchase program.

From its commencement on July 1, 2016 through August 31, 2017, the Company has repurchased 6,380,852 shares of its common stock under the program. As of August 31, 2017, the amount available under the program for the repurchase of the Company’s common stock was $498.7 million.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Accumulated other comprehensive loss

The following is a summary of accumulated other comprehensive loss as of August 31, 2017 and February 28, 2017 (in thousands):

	As of August 31, 2017	As of February 28, 2017
Accumulated loss from foreign currency translation adjustment	$(33,253)	$(87,784)
Accumulated unrealized gain (loss), net of tax, on available-for-sale securities	77	(568)

Accumulated other comprehensive loss	$(33,176)	$(88,352)

NOTE 4—Identifiable Intangible Assets

Identifiable intangible assets consist primarily of trademarks, copyrights and patents, purchased technologies, customer and reseller relationships and covenants not to compete, all of which are amortized over the estimated useful life, generally on a straight-line basis, with the exception of customer and reseller relationships, which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit. Useful lives range from two to 10 years. As of August 31, 2017 and February 28, 2017, trademarks with an indefinite estimated useful life totaled $11.7 million and $10.9 million, respectively.

See NOTE 13—Business Combinations for information regarding identifiable intangible assets acquired. The following is a summary of identifiable intangible assets (in thousands):

	As of August 31, 2017			As of February 28, 2017
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$159,886	$(64,945)	$94,941	$148,850	$(59,440)	$89,410
Purchased technologies	129,272	(86,956)	42,316	107,078	(80,536)	26,542
Customer and reseller relationships	106,430	(92,004)	14,426	104,438	(88,046)	16,392
Covenants not to compete	15,817	(13,823)	1,994	14,081	(12,329)	1,752
Other intangible assets	8,833	(5,851)	2,982	8,833	(5,162)	3,671

Total identifiable intangible assets	$420,238	$(263,579)	$156,659	$383,280	$(245,513)	$137,767

Amortization expense associated with identifiable intangible assets recognized in the Company’s Consolidated Financial Statements for the three and six months ended August 31, 2017 and August 31, 2016 is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
Cost of revenue	$4,670	$4,190	$8,850	$8,157
Sales and marketing	1,583	1,905	3,042	3,820
Research and development	35	34	69	69
General and administrative	2,227	1,848	4,053	3,601

Total amortization expense	$8,515	$7,977	$16,014	$15,647

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 5—Income Taxes

The effective tax rates for the three and six months ended August 31, 2017 of 26.5% and 21.5%, respectively, differed from the U.S. federal statutory rate of 35% primarily due to excess tax benefits from share-based compensation, foreign income taxed at lower rates, research tax credits and the domestic-production-activities deduction. Tax expense for the three and six months ended August 31, 2017 included net discrete tax benefits of $1.4 million and $13.1 million, respectively, primarily related to net excess tax benefits from share-based compensation.

For the three and six months ended August 31, 2016, the Company’s then-effective tax rates of 26.0% and 21.0%, respectively, differed from the U.S. federal statutory rate of 35% primarily due to excess tax benefits from share-based compensation, foreign income taxes at lower rates, research tax credits and the domestic-production-activities deduction. Tax expense for the three and six months ended August 31, 2016, included net discrete tax benefits of $0.8 million and $9.2 million, respectively, primarily related to net excess tax benefits from share-based compensation.

Excluding net discrete tax benefits, the Company’s effective tax rate for the six months ended August 31, 2017 increased by 0.5% as compared to the six months ended August 31, 2016 primarily due to a higher percentage of income recognized in higher tax rate jurisdictions.

The Company files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and international jurisdictions. The Company is currently subject to examination by various taxing jurisdictions. The Company regularly assesses the potential outcomes of both ongoing and future examinations for the current and prior years, and has concluded that its provision for income taxes is adequate. The outcome of any one examination is not expected to have a material impact on the Company’s consolidated financial statements. The Company believes that some of these audits and negotiations may conclude during the next 12 months.

As of August 31, 2017, it is reasonably possible that total gross unrecognized tax benefits may be reduced by up to $2.1 million within the next 12 months as a result of statutes of limitations expirations in various tax jurisdictions, all of which would affect the Company’s effective tax rate.

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair values. Liquid investments with effective maturities of three months or less at the date of purchase are classified as cash equivalents. Investments with remaining effective maturities of twelve months or less from the balance sheet date are classified as short-term investments. Investments with remaining effective maturities of more than twelve months from the balance sheet date are classified as long-term investments. The Company’s Level 1 financial instruments are valued using quoted prices in active markets for identical instruments. The Company’s Level 2 financial instruments, including derivative instruments, are valued using quoted prices for identical instruments in less active markets or using other observable market inputs for comparable instruments.

Unrealized gains and temporary losses on investments classified as available for sale are included within accumulated other comprehensive income, net of any related tax effect. Realized gains and losses are recorded using the specific identification method and upon realization, such amounts are reclassified from accumulated other comprehensive income to Other income (expense), net. Realized gains and losses and other than temporary impairments, if any, are reflected in the Company’s Consolidated Statements of Operations as Other income (expense), net. The Company does not recognize changes in the fair value of its investments in income unless a decline in value is considered other than temporary. The vast majority of the Company’s investments are priced with the assistance of pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, the Company assesses other factors to determine the security’s fair value, including broker quotes or model valuations. Independent price verifications of all holdings are performed by pricing vendors, which are then reviewed by the Company. In the event a price fails a pre-established tolerance check, it is researched so that the Company can assess the cause of the variance to determine what the Company believes is the appropriate fair value.

The Company minimizes its credit risk associated with investments by investing primarily in investment-grade, liquid securities. The Company’s policy is designed to limit exposures to any one issuer depending on credit quality. Periodic evaluations of the relative credit standing of those issuers are considered in the Company’s investment strategy.

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities as of August 31, 2017 (in thousands):

	As of August 31, 2017	Level 1	Level 2	Level 3
Assets:
Money markets (1)	$256,920	$256,920	$—	$—
Interest-bearing deposits (1)	59,382	—	59,382	—
Available-for-sale securities (1):
Commercial paper	200,744	—	200,744	—
U.S. agency securities	318,619	—	318,619	—
Corporate securities	690,134	—	690,134	—
Foreign currency derivatives (2)	203	—	203	—
Liabilities:
Foreign currency derivatives (3)	(57)	—	(57)	—

Total	$1,525,945	$256,920	$1,269,025	$—

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(1)	Included in Cash and cash equivalents, Investments in debt securities, short-term or Investments in debt securities, long-term in the Company’s Consolidated Balance Sheet as of August 31, 2017, in addition to $788.6 million of cash.
(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet as of August 31, 2017.
(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet as of August 31, 2017.

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities as of February 28, 2017 (in thousands):

	As of February 28, 2017	Level 1	Level 2	Level 3
Assets:
Money markets (1)	$258,188	$258,188	$—	$—
Available-for-sale securities (1):
U.S. agency securities	327,430	—	327,430	—
Corporate securities	714,993	—	714,993	—
Foreign currency derivatives (2)	135	—	135	—
Liabilities:
Foreign currency derivatives (3)	(160)	—	(160)	—

Total	$1,300,586	$258,188	$1,042,398	$—

(1)	Included in Cash and cash equivalents, Investments in debt securities, short-term or Investments in debt securities, long-term in the Company’s Consolidated Balance Sheet as of February 28, 2017, in addition to $832.6 million of cash.
(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet as of February 28, 2017.
(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet as of February 28, 2017.

The following table represents the Company’s investments measured at fair value as of August 31, 2017 (in thousands):

	Amortized	Gross Unrealized		Aggregate	Balance Sheet Classification
					Cash Equivalent Marketable Securities	Investments in debt securities, short-term	Investments in debt securities, long-term
	Cost	Gains	Losses (1)	Fair Value
Money markets	$256,920	$—	$—	$256,920	$256,920	$—	$—
Interest-bearing deposits	59,382	—	—	59,382	—	59,382	—
Commercial paper	200,744	—	—	200,744	164,771	35,973	—
U.S. agency securities	319,986	16	(1,383)	318,619	—	45,996	272,623
Corporate securities	689,033	1,432	(331)	690,134	—	307,630	382,504

Total	$1,526,065	$1,448	$(1,714)	$1,525,799	$421,691	$448,981	$655,127

(1)	As of August 31, 2017, there were $1.0 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer. The aggregate related fair value of all investments with unrealized losses was $530.0 million.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the stated maturities of the Company’s investments in debt securities (in thousands):

	Total	Less than 1 Year	1-5 Years	More than 5 Years
Maturity of current and long-term investments in debt securities	$1,104,108	$448,981	$655,127	$—

The following table represents the Company’s investments measured at fair value as of February 28, 2017 (in thousands):

	Amortized			Aggregate	Balance Sheet Classification
		Gross Unrealized			Cash Equivalent Marketable Securities	Investments in debt securities, short-term	Investments in debt securities, long-term
	Cost	Gains	Losses (1)	Fair Value
Money markets	$258,188	$—	$—	$258,188	$258,188	$—	$—
U.S. agency securities	329,617	37	(2,224)	327,430	—	27,593	299,837
Corporate securities	714,226	1,416	(649)	714,993	—	342,390	372,603

Total	$1,302,031	$1,453	$(2,873)	$1,300,611	$258,188	$369,983	$672,440

(1)	As of February 28, 2017, there were $0.6 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer. The aggregate related fair value of all investments with unrealized losses was $605.9 million.

NOTE 7—Derivative Instruments

The Company transacts business in various foreign countries and is, therefore, subject to risk of foreign currency exchange rate fluctuations. The Company from time to time enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. All derivative instruments are recorded on the Consolidated Balance Sheets at their respective fair values. The Company has elected not to prepare and maintain the documentation required to qualify for hedge accounting treatment and, therefore, changes in fair value are recorded in the Consolidated Statements of Operations. See NOTE 6—Assets and Liabilities Measured at Fair Value on a Recurring Basis for information regarding the fair value hierarchy of derivative instruments.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows as of August 31, 2017 and for the three and six months then ended (in thousands):

	As of August 31, 2017			Classification of Unrealized Gain (Loss) Recognized in Income on Derivatives	Three Months Ended August 31, 2017	Six Months Ended August 31, 2017
	Balance Sheet Classification	Fair Value	Notional Value
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$203	$24,166	Other income (expense), net	$675	$1,280
Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	(57)	12,748	Other income (expense), net	(263)	(583)

Total		$146	$36,914		$412	$697

The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows as of August 31, 2016 and for the three and six months then ended (in thousands):

	As of August 31, 2016			Classification of Unrealized Gain (Loss) Recognized in Income on Derivatives	Three Months Ended August 31, 2016	Six Months Ended August 31, 2016
	Balance Sheet Classification	Fair Value	Notional Value
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$51	$15,188	Other income (expense), net	$1,204	$2,403
Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	(89)	18,783	Other income (expense), net	(321)	(999)

Total		$(38)	$33,971		$883	$1,404

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following summarizes share-based compensation expense recognized in the Company’s Consolidated Financial Statements for the three and six months ended August 31, 2017 and August 31, 2016 (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2017 (1)	August 31, 2016	August 31, 2017 (1)	August 31, 2016
Cost of revenue	$4,261	$4,054	$8,209	$8,359
Sales and marketing	20,817	20,361	41,430	38,802
Research and development	14,220	12,969	27,666	24,971
General and administrative	7,649	7,973	13,360	14,500

Total share-based compensation expense	$46,947	$45,357	$90,665	$86,632

(1)	Total share-based compensation expense of $46.9 million and $90.7 million includes $3.0 million and $5.9 million, respectively, of expense related to the Company’s employee stock purchase plan (“ESPP”) for the three and six months ended August 31, 2017.

Share-based compensation expense qualifying for capitalization was insignificant for each of the three and six months ended August 31, 2017 and August 31, 2016. Accordingly, no share-based compensation expense was capitalized during the three and six months ended August 31, 2017 and August 31, 2016.

During the three and six months ended August 31, 2017 and August 31, 2016, the Company granted the following share-based awards:

	Three Months Ended
	August 31, 2017		August 31, 2016
	Shares and Shares Underlying Awards	Weighted Average Per Share Award Fair Value	Shares and Shares Underlying Awards	Weighted Average Per Share Award Fair Value
Service-based shares and share units	48,443	$98.53	133,550	$72.80
Performance share units—target	—	$—	1,826	$72.80

Total awards	48,443	$98.53	135,376	$72.80

	Six Months Ended
	August 31, 2017			August 31, 2016
	Shares and Shares Underlying Awards		Weighted Average Per Share Award Fair Value	Shares and Shares Underlying Awards	Weighted Average Per Share Award Fair Value
Service-based shares and share units	886,838		$86.85	1,068,440	$75.12
Performance share units—target	261,760	(1)	$87.99	362,502	$76.68
Performance share awards	104,362	(2)	$87.99	140,182	$76.70

Total awards	1,252,960		$87.18	1,571,124	$75.62

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

The following table reconciles the numerators and denominators of the earnings per share (“EPS”) calculation for the three and six months ended August 31, 2017 and August 31, 2016 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
Net income, basic and diluted	$96,859	$58,772	$170,049	$119,957

Weighted average common shares outstanding	177,257	180,322	177,250	180,745
Incremental shares attributable to assumed vesting or exercise of outstanding equity award shares	3,058	2,829	3,021	2,923
Dilutive effect of convertible notes	2,706	195	2,189	82

Diluted shares	183,021	183,346	182,460	183,750

Diluted net income per share	$0.53	$0.32	$0.93	$0.65

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

Warrants to purchase 10,965,630 shares of the Company’s common stock at $101.65 per share were outstanding during the three and six months ended August 31, 2017 and August 31, 2016 but were not included

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

in the computation of diluted EPS because the warrants’ exercise price was greater than the average market price of the Company’s common stock during the related period.

The following share awards were not included in the computation of diluted EPS because the aggregate value of proceeds considered received upon either exercise or vesting was greater than the average market price of the Company’s common stock during the related periods and the effect of including such share awards in the computation would be anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
Number of shares considered anti-dilutive for calculating diluted EPS	—	158	10	307

NOTE 10—Segment Reporting

The Company is organized primarily on the basis of three geographic business units: the Americas (U.S., Latin America and Canada), Europe, Middle East and Africa (“EMEA”) and Asia Pacific. The following summarizes revenue from unaffiliated customers and income (loss) from operations for the three and six months ended August 31, 2017 and August 31, 2016 and total cash, cash equivalents and available-for-sale investment securities and total assets as of August 31, 2017 and August 31, 2016, by geographic segment (in thousands):

	Americas	EMEA	Asia Pacific	Corporate (1)	Consolidated

	Three Months Ended August 31, 2017
Revenue from unaffiliated customers	$463,359	$159,722	$100,274	$—	$723,355
Income (loss) from operations	$110,353	$40,809	$30,344	$(46,947)	$134,559

	Three Months Ended August 31, 2016
Revenue from unaffiliated customers	$385,529	$127,467	$86,809	$—	$599,805
Income (loss) from operations	$71,595	$28,210	$27,436	$(45,357)	$81,884

	Six Months Ended August 31, 2017
Revenue from unaffiliated customers	$901,739	$303,392	$195,020	$—	$1,400,151
Income (loss) from operations	$184,291	$70,247	$58,294	$(90,665)	$222,167
Total cash, cash equivalents and available-for-sale investment securities	$1,122,569	$820,130	$371,717	$—	$2,314,416
Total assets	$2,861,387	$1,220,439	$557,558	$—	$4,639,384

	Six Months Ended August 31, 2016
Revenue from unaffiliated customers	$751,252	$251,766	$164,685	$—	$1,167,703
Income (loss) from operations	$141,352	$53,898	$48,629	$(86,632)	$157,247
Total cash, cash equivalents and available-for-sale investment securities	$1,113,971	$634,013	$294,661	$—	$2,042,645
Total assets	$2,714,088	$944,290	$442,378	$—	$4,100,756

(1)	Amounts represent share-based compensation expense that was not allocated to geographic segments.

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Supplemental information about geographic areas

The following table lists, for each of the three and six months ended August 31, 2017 and August 31, 2016, revenue from unaffiliated customers in the United States, the Company’s country of domicile, and revenue from unaffiliated customers from foreign countries (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
United States, the Company’s country of domicile	$417,203	$343,766	$811,745	$672,295
Foreign	306,152	256,039	588,406	495,408

Total revenue from unaffiliated customers	$723,355	$599,805	$1,400,151	$1,167,703

Total tangible long-lived assets, net of accumulated depreciation, located in the United States, the Company’s country of domicile, and similar tangible long-lived assets, net of accumulated depreciation, held outside the United States are summarized in the following table as of August 31, 2017 and February 28, 2017 (in thousands):

	August 31, 2017	February 28, 2017
United States, the Company’s country of domicile	$138,484	$133,492
Foreign	67,711	56,137

Total tangible long-lived assets	$206,195	$189,629

Supplemental information about major customers

For each of the three and six months ended August 31, 2017 and August 31, 2016, the U.S. government and its agencies represented in the aggregate approximately 10% of the Company’s total revenue.

At August 31, 2017 and February 28, 2017, the Company had no customers whose accounts receivable balance individually represented 10% or more of total accounts receivable.

Supplemental information about products and services

The following table, for each of the three and six months ended August 31, 2017 and August 31, 2016, provides further detail, by type, of the Company’s subscription and services revenues. Infrastructure-related offerings subscription revenue includes subscription revenue generated from Red Hat Enterprise Linux and related technologies such as Red Hat Satellite and Red Hat Enterprise Virtualization. Subscription revenue generated from the Company’s Application Development-related and other emerging technology offerings

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

includes Red Hat JBoss Middleware, Red Hat Storage, Red Hat Mobile Application Platform and Red Hat cloud offerings such as Red Hat OpenStack Platform, Red Hat OpenShift and Red Hat CloudForms (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
Subscription revenue:
Infrastructure-related offerings	$487,447	$427,035	$945,408	$830,216
Application Development-related and other emerging technology offerings	150,115	104,174	288,662	202,658

Total subscription revenue	637,562	531,209	1,234,070	1,032,874

Training and services revenue:
Consulting services	65,174	51,277	126,662	101,586
Training	20,619	17,319	39,419	33,243

Total training and services revenue	85,793	68,596	166,081	134,829

Total subscription and training and services revenue	$723,355	$599,805	$1,400,151	$1,167,703

NOTE 11—Commitments and Contingencies

Operating leases

As of August 31, 2017, the Company had leases of office space and certain equipment under various non-cancelable operating leases. Rent expense under operating leases for the three months ended August 31, 2017 and August 31, 2016 was $12.8 million and $10.8 million, respectively. Rent expense under operating leases for the six months ended August 31, 2017 and August 31, 2016 was $25.3 million and $20.8 million, respectively.

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

NOTE 13—Business Combinations

Acquisition of Permabit Technology Corporation

On July 31, 2017, the Company acquired the assets and technology of Permabit Technology Corporation (“Permabit”), a provider of software for data deduplication, compression and thin provisioning. Adding Permabit’s data deduplication and compression capabilities to the Company’s Red Hat Enterprise Linux platform will better enable enterprise digital transformation through more efficient storage options.

The consideration paid was $49.8 million in cash. Based on management’s provisional assessment of the acquisition-date fair value of the assets acquired and liabilities assumed, the total consideration transferred of $49.8 million was allocated to the Company’s assets and liabilities on a preliminary basis as follows: $39.6 million to goodwill, $10.2 million to identifiable intangible assets and a nominal amount to working capital. The goodwill acquired is expected to be deductible for tax purposes.

Acquisition of Codenvy S. A.

On June 1, 2017, the Company completed its acquisition of all of the shares of Codenvy S.A. (“Codenvy”), a provider of cloud-native development tools that enable developers to more easily create modern container-based and cloud-native applications. By adding Codenvy to its existing portfolio of developer tools and application platforms, including Red Hat JBoss Middleware and Red Hat OpenShift, the Company continues its efforts to provide solutions that enable developers to create applications for hybrid cloud environments. The Company plans to make Codenvy an integral part of OpenShift.io, the Company’s recently announced hosted development environment for building hybrid cloud services on OpenShift.

The consideration paid was $34.3 million in cash. Based on management’s provisional assessment of the acquisition-date fair value of the assets acquired and liabilities assumed, the total consideration transferred of $34.3 million was allocated to the Company’s assets and liabilities on a preliminary basis as follows: $25.6 million to goodwill, $11.3 million to identifiable intangible assets and $2.6 million to working capital as a net current liability.

Transaction costs

The Company incurred approximately $1.4 million in transaction costs, including legal and accounting fees, relating to both the Permabit and Codenvy acquisitions. These transaction costs have been expensed as incurred and included in General and administrative expense on the Company’s Consolidated Statement of Operations for the six months ended August 31, 2017.

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

(Unaudited)

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

Pro forma consolidated financial information

Pro forma consolidated financial information for the three and six months ended August 31, 2017 and August 31, 2016 have not been provided because the acquisitions of Permabit, Codenvy and 3scale would not have had a significant impact on consolidated operating results if the acquisitions had closed on March 1, 2016.

Goodwill

The following is a summary of changes in goodwill for the six months ended August 31, 2017 (in thousands):

Balance at February 28, 2017	$1,040,709
Acquisitions	65,247
Impact of foreign currency fluctuations	15,646

Balance at August 31, 2017	$1,121,602

The excess of purchase price paid for Permabit, Codenvy, 3scale and other acquisitions over the fair value of the net assets acquired was recognized as goodwill. Goodwill comprises the majority of the purchase price paid for each of the acquired businesses because these businesses were focused on emerging technologies such as development and operations automation, mobile technologies, cloud-enabling technologies and software-defined storage technologies, which consequently—at the time of acquisition—generated relatively little revenue. However, these acquired businesses, with their assembled, highly-specialized workforces and community of contributors, are expected to both expand the Company’s existing technology portfolio and advance the Company’s market position overall in open source solutions.

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

Indenture

On October 7, 2014, the Company entered into an indenture (the “Indenture”) with respect to the convertible notes with U.S. Bank National Association, as trustee (the “Trustee”). Under the Indenture, the convertible notes are senior unsecured obligations of the Company and bear interest at a rate of 0.25% per year, payable semiannually in arrears on April 1 and October 1 of each year, beginning on April 1, 2015. The convertible notes will mature on October 1, 2019, unless previously purchased or converted.

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

At their option, holders may convert their convertible notes prior to the close of business on the business day immediately preceding April 1, 2019, only upon the occurrence of certain circumstances. For example, during any fiscal quarter commencing after the fiscal quarter ended on November 30, 2014 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price, the convertible notes become convertible at the holders’ option. The price of the Company’s common stock was greater than or equal to 130% of the conversion price, which is $95.43, for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the fiscal quarter ended August 31, 2017. Therefore, as of August 31, 2017, the convertible notes became convertible at the holders’ option beginning on September 1, 2017 and ending November 30, 2017.

On and after April 1, 2019, holders may convert their convertible notes at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the convertible notes. Based on the closing price of the Company’s common stock of $107.50 on the last trading day of the second quarter of fiscal year 2018, the if-converted value of the convertible notes as of August 31, 2017 exceeded their principal amount by approximately $373.8 million.

The Company continues to classify the net carrying amount of the convertible notes as a long-term liability and the equity component of the convertible notes as additional paid-in capital because the Company has the option to settle the principal amount in shares and the convertible notes’ maturity date is more than 12 months away. However, it is the Company’s intent to settle the principal amount of the convertible notes in cash.

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

In accounting for the issuance of the convertible notes, the Company separated the convertible notes into liability and equity components. The Company allocated the total transaction costs incurred to the liability and equity components based on their relative fair values. Issuance costs attributable to the liability component are being amortized to interest expense over the term of the convertible notes. The excess of the face value of the convertible notes as a whole over the carrying amount of the liability component (the “debt discount”) is being

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

amortized to interest expense over the term of the convertible notes. As of August 31, 2017 and February 28, 2017, the convertible notes consisted of the following (in thousands):

	August 31, 2017	February 28, 2017
Liability component:
Principal	$805,000	$805,000
Less: debt issuance costs	(6,089)	(7,442)
Less: debt discount	(42,168)	(51,925)

Net carrying amount	$756,743	$745,633

Equity component (1)	$96,890	$96,890

(1)	Recognized in the Consolidated Balance Sheets in Additional paid-in capital.

The following table includes total interest expense recognized related to the convertible notes for the three and six months ended August 31, 2017 and August 31, 2016 (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
Coupon rate 0.25% per year, payable semiannually	$503	$503	$1,006	$1,006
Amortization of convertible note issuance costs — liability component	680	640	1,353	1,274
Accretion of debt discount	4,890	4,753	9,757	9,484

Total interest expense related to convertible notes	$6,073	$5,896	$12,116	$11,764

The fair value of the convertible notes, which was determined based on inputs that are observable in the market (Level 2), and the carrying value of the convertible notes (the carrying value excludes the equity component of the convertible notes classified in equity) are as follows (in thousands):

	As of August 31, 2017
	Fair Value	Carrying Value
Convertible notes	$771,727	$756,743

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

RED HAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Non-GAAP disclosures

In accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”), the income statements of our non-U.S. operations are translated into U.S. dollars using the average exchange rates for each month in an applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of transactions denominated in foreign currencies results in increased revenue, as stated in U.S. dollars, for our non-U.S. operations. Similarly, revenue, as stated in U.S. dollars, for our non-U.S. operations decreases if the U.S. dollar strengthens against foreign currencies. In this Part I, Item 2, we disclose non-GAAP amounts and growth rates that exclude the impact of foreign currency exchange rate fluctuations for the three and six months ended August 31, 2017 in an effort to provide a comparable framework for assessing how our business performed in light of the effect of exchange rate differences when compared to the three and six months ended August 31, 2016. To compute the non-GAAP impact of foreign currency exchange rate fluctuations, we translate amounts from our non-U.S. operations for the three and six months ended August 31, 2017 using the average foreign currency exchange rate for the three and six months ended August 31, 2016.

Revenue

For the three months ended August 31, 2017, total revenue increased 20.6%, or $123.6 million, to $723.4 million from $599.8 million for the three months ended August 31, 2016. Excluding the impact of foreign currency exchange rate fluctuations, total revenue increased by 20.1% for the three months ended August 31, 2017, as detailed in the following table.

The growth rates of subscription revenue by offering type, training and services revenue and total revenue, as reported and excluding the impact of foreign currency exchange rate fluctuations, for the three and six months ended August 31, 2017 versus the three and six months ended August 31, 2016 are as follows (in thousands):

	Three Months Ended			Six Months Ended
	August 31, 2017	August 31, 2016	Year-Over- Year Growth Rate	August 31, 2017	August 31, 2016	Year-Over- Year Growth Rate
Infrastructure-related subscription revenue, as reported	$487,447	$427,035	14.1%	$945,408	$830,216	13.9%
Adjustment for foreign currency exchange rates	(1,485)	—		1,846	—

Infrastructure-related subscription revenue, excluding foreign currency impact	485,962	427,035	13.8%	947,254	830,216	14.1%

Application Development-related and other emerging technology subscription revenue, as reported	150,115	104,174	44.1%	288,662	202,658	42.4%
Adjustment for foreign currency exchange rates	(969)	—		112	—

Application Development-related and other emerging technology subscription revenue, excluding foreign currency impact	149,146	104,174	43.2%	288,774	202,658	42.5%

Total subscription revenue, as reported	637,562	531,209	20.0%	1,234,070	1,032,874	19.5%
Adjustment for foreign currency exchange rates	(2,454)	—		1,958	—

Total subscription revenue, excluding foreign currency impact	635,108	531,209	19.6%	1,236,028	1,032,874	19.7%

Total training and services revenue, as reported	85,793	68,596	25.1%	166,081	134,829	23.2%
Adjustment for foreign currency exchange rates	(328)	—		378	—

Total training and services revenue, excluding foreign currency impact	85,465	68,596	24.6%	166,459	134,829	23.5%

Total subscription and training and services revenue, as reported	723,355	599,805	20.6%	1,400,151	1,167,703	19.9%
Adjustment for foreign currency exchange rates	(2,782)	—		2,336	—

Total subscription and training and services revenue, excluding foreign currency impact	$720,573	$599,805	20.1%	$1,402,487	$1,167,703	20.1%

Subscription revenue

Our enterprise technologies are delivered primarily under subscription agreements. These agreements typically have a one- or three-year subscription period. A subscription generally entitles a customer to, among other things, a specified level of support, as well as security updates, fixes, functionality enhancements, upgrades to the technologies, each if and when available, and compatibility with an ecosystem of certified hardware and software. Subscription revenue increased sequentially for the first and second quarter of fiscal 2018 and for each quarter of fiscal 2017 and fiscal 2016 and was driven primarily by the increased use of our offerings by customers and our expansion of sales channels and geographic footprint during these periods.

Subscription revenue increased 20.0%, or $106.4 million, for the three months ended August 31, 2017 as compared to the three months ended August 31, 2016. Excluding the impact of foreign currency exchange rate fluctuations, subscription revenue increased by 19.6% for the three months ended August 31, 2017. The increase in subscription revenue is driven primarily by additional subscriptions related to our principal Red Hat Enterprise Linux and Red Hat JBoss Middleware offerings, which continue to gain broader market acceptance in mission-critical areas of computing, and our expansion of sales channels and geographic footprint. The increase is, in part, a result of the continued migration of enterprises in industries such as financial services, government, technology and telecommunications to our open source solutions from proprietary technologies.

Training and services revenue

Training and services revenue increased 25.1%, or $17.2 million, for the three months ended August 31, 2017 as compared to the three months ended August 31, 2016. Excluding the impact of foreign currency exchange rates, training and services revenue increased by 24.6%. The increase is driven primarily by customer interest in new products and increased demand for our open source solutions.

Deferred revenue and billings proxy

Year-to-date deferred revenue

Our deferred revenue, current and long-term, balance at August 31, 2017 was $2.05 billion. Total deferred revenue at August 31, 2017 decreased 0.8%, or $17.4 million, as compared to the balance of $2.07 billion at February 28, 2017. Excluding the impact of foreign currency exchange rate fluctuations, total deferred revenue decreased by 4.2%, or $86.3 million, from February 28, 2017 to August 31, 2017. The decrease in deferred revenue is primarily attributable to our typically lower, seasonal first and second quarter billings. Because of our subscription model and revenue recognition policies, deferred revenue improves predictability of future revenue. For example, current deferred revenue provides a baseline for revenue to be recognized over the next twelve months. Similarly, long-term deferred revenue provides a baseline for revenue to be recognized beyond twelve months. Revenue derived from CCSPs for the delivery of our technologies as a service available on demand is recognized by us upon delivery and billed in arrears. As a result, revenue derived from CCSPs has no associated deferred revenue.

The decrease in deferred revenue reported on our Consolidated Balance Sheets of $17.4 million differs from the decrease of $86.3 million we reported on our Consolidated Statements of Cash Flows for the six months ended August 31, 2017 as the amount reported on our Consolidated Statements of Cash Flows excludes the impact of changes in foreign currency exchange rates used to translate deferred revenue balances from our foreign subsidiaries’ functional currency into U.S. dollars and an insignificant amount of deferred revenue acquired from business combinations.

Below is a summary of our deferred revenue as of August 31, 2017 and February 28, 2017 (in thousands):

	August 31, 2017	February 28, 2017	Year-to-Date Growth Rate
Current deferred revenue, as reported	$1,471,434	$1,512,762	(2.7)%
Adjustment for foreign currency exchange rates	(46,146)

Current deferred revenue, excluding foreign currency impact	$1,425,288	$1,512,762	(5.8)%

Long-term deferred revenue, as reported	$581,077	$557,194	4.3%
Adjustment for foreign currency exchange rates	(22,676)

Long-term deferred revenue, excluding foreign currency impact	$558,401	$557,194	0.2%

Total deferred revenue, as reported	$2,052,511	$2,069,956	(0.8)%
Adjustment for foreign currency exchange rates	(68,822)

Total deferred revenue, excluding foreign currency impact	$1,983,689	$2,069,956	(4.2)%

Year-over-year deferred revenue

Total deferred revenue increased by 22.1%, or $371.9 million, to $2.05 billion at August 31, 2017 from $1.68 billion at August 31, 2016. Excluding the impact of foreign currency exchange rate fluctuations, total deferred revenue increased by 20.0%, or $335.3 million, from August 31, 2016 to August 31, 2017. This increase in deferred revenue of $335.3 million is the summation of the changes in deferred revenue reported on our Consolidated Statements of Cash Flows for each quarter of the four-fiscal-quarter period ended August 31, 2017, which includes an insignificant amount of deferred revenue acquired from business combinations.

Below is a summary of our deferred revenue as of August 31, 2017 and August 31, 2016 (in thousands):

	August 31, 2017	August 31, 2016	Year-Over-Year Growth Rate
Current deferred revenue, as reported	$1,471,434	$1,233,762	19.3%
Adjustment for foreign currency exchange rates	(24,611)

Current deferred revenue, excluding foreign currency impact	$1,446,823	$1,233,762	17.3%

Long-term deferred revenue, as reported	$581,077	$446,890	30.0%
Adjustment for foreign currency exchange rates	(11,935)

Long-term deferred revenue, excluding foreign currency impact	$569,142	$446,890	27.4%

Total deferred revenue, as reported	$2,052,511	$1,680,652	22.1%
Adjustment for foreign currency exchange rates	(36,546)

Total deferred revenue, excluding foreign currency impact	$2,015,965	$1,680,652	20.0%

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

Below is a summary of our billings proxy for the three months ended August 31, 2017 and August 31, 2016 (in thousands):

	Three Months Ended
	August 31, 2017	August 31, 2016	Year-Over-Year Growth Rate
Revenue, as reported	$723,355	$599,805	20.6%
Change in deferred revenue, as reported on Statements of Cash Flows	(40,575)	(26,953)

Billings proxy	682,780	572,852	19.2%
Adjustment to revenue for foreign currency exchange rates	(2,782)

Billings proxy, excluding foreign currency impact	$679,998	$572,852	18.7%

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

Below is a summary of our four-fiscal-quarter period rolling average billings proxy for the four-fiscal-quarter periods ended August 31, 2017 and August 31, 2016 (in thousands):

	Four-Fiscal-Quarter Period Ended
	August 31, 2017	August 31, 2016	Year-Over-Year Growth Rate
Four-fiscal-quarter period rolling average billings proxy	744,885	619,704	20.2%
Adjustment to revenue for foreign currency exchange rates	(262)

Four-fiscal-quarter period rolling average billings proxy, excluding foreign currency impact	$744,623	$619,704	20.2%

For information regarding seasonality and the value of non-cancellable subscription and services agreements to be billed in the future and not reflected in our financial statements, see Part II, Item 7 under “Overview” of our Annual Report on Form 10-K for the fiscal year ended February 28, 2017.

Revenue by geography

For the three months ended August 31, 2017, approximately $306.2 million, or 42.3%, of our revenue was generated outside the U.S. compared to approximately $256.0 million, or 42.7%, for the three months ended August 31, 2016. Our international operations are expected to grow as our international sales force and channels become more mature and as we enter new locations outside the U.S. or expand our presence in existing international locations. As of August 31, 2017, we had offices in more than 90 locations throughout the world.

We operate our business in three geographic regions: the Americas (U.S., Latin America and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (principally Australia, China, India, Japan, Singapore and South Korea). Revenue and related year-over-year (“YOY”) revenue growth rates generated by the

Americas, EMEA and Asia Pacific for the three months ended August 31, 2017 and the three months ended August 31, 2016 were as follows (in thousands):

	Americas		EMEA		Asia Pacific		Consolidated
Three Months Ended	Revenue	YoY Growth %	Revenue	YoY Growth %	Revenue	YoY Growth %	Revenue	YoY Growth %
August 31, 2017, as reported	$463,359	20.2%	$159,722	25.3%	$100,274	15.5%	$723,355	20.6%
Adjustment for foreign currency exchange rates	65		(5,111)		2,264		(2,782)

August 31, 2017, excluding foreign currency impact	$463,424	20.2%	$154,611	21.3%	$102,538	18.1%	$720,573	20.1%

August 31, 2016, as reported	$385,529	16.1%	$127,467	17.5%	$86,809	36.7%	$599,805	19.0%
Adjustments for foreign currency exchange rates	2,997		(578)		(5,898)		(3,479)

August 31, 2016, excluding foreign currency impact	$388,526	17.0%	$126,889	17.0%	$80,911	27.4%	$596,326	18.3%

As we expand further within each region, we anticipate revenue growth rates in local currencies to become more similar among our geographic regions due to the similarity of products and services offered and the similarity in customer types or classes.

Gross profit margin

Gross profit margin decreased to 85.2% for the three months ended August 31, 2017 from 85.4% for the three months ended August 31, 2016. This decrease was driven by a lower mix of subscription revenue relative to training and services revenue. Subscription revenue as a percentage of total revenue was 88.1% for the three months ended August 31, 2017 as compared to 88.6% the three months ended August 31, 2016.

Gross profit margin by geography

Gross profit margins by our geographic regions for the three months ended August 31, 2017 and August 31, 2016 were as follows:

	Americas	EMEA	Asia Pacific	Consolidated (1)
Three Months Ended August 31, 2017	85.9%	87.6%	82.9%	85.2%
Three Months Ended August 31, 2016	86.0%	87.1%	84.8%	85.4%

(1)	Consolidated gross margin includes corporate (non-allocated) share-based compensation expense for the three months ended August 31, 2017 and August 31, 2016 of $4.3 million and $4.1 million, respectively. For additional information, see NOTE 10—Segment Reporting to our Consolidated Financial Statements.

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

Income from operations

Operating income as a percentage of revenue increased to 18.6% for the three months ended August 31, 2017 from 13.7% for the three months ended August 31, 2016. The increase was primarily driven by an increase in revenue, additional sales productivity and a decrease in marketing program costs.

Income from operations by geography

Operating income as a percentage of revenue generated by our geographic regions for the three months ended August 31, 2017 and the three months ended August 31, 2016 was as follows:

	Americas	EMEA	Asia Pacific	Consolidated (1)
Three Months Ended August 31, 2017	23.8%	25.6%	30.3%	18.6%
Three Months Ended August 31, 2016	18.6%	22.1%	31.6%	13.7%

(1)	Consolidated operating income as a percentage of revenue includes corporate (non-allocated) share-based compensation expense for the three months ended August 31, 2017 and August 31, 2016 of $46.9 million and $45.4 million, respectively. For additional information, see NOTE 10—Segment Reporting to our Consolidated Financial Statements.

These geographic operating margins exclude the impact of share-based compensation expense, which was not allocated to our geographic segments. Operating income as a percentage of revenue for Americas increased to 23.8% for the three months ended August 31, 2017 from 18.6% for the three months ended August 31, 2016 due to decreased marketing expenses primarily related to the timing of our annual conference, the Red Hat Summit.

Cash, cash equivalents, investments in debt securities and cash flow from operations

Cash, cash equivalents and short-term and long-term available-for-sale investments in debt securities balances at August 31, 2017 totaled $2.31 billion. Cash generated from operating activities for the three months ended August 31, 2017 totaled $142.9 million, which represents an increase of 47.6% in operating cash flow as compared to the three months ended August 31, 2016. This increase is primarily due to an increase in subscription and services revenues and billings and collections occurring earlier in the quarter during the three months ended August 31, 2017.

Our significant cash and investment balances give us a measure of flexibility to take advantage of opportunities such as acquisitions, increasing investment in our international operations and repurchasing our common stock.

Foreign currency exchange rates’ impact on results of operations

Approximately 42.3% of our revenue for the three months ended August 31, 2017 came from sales outside the U.S. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component of net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions results in increased revenue and operating expenses from operations for our non-U.S. operations. Similarly, our revenue and operating expenses will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.

Three months ended August 31, 2017

Using the average foreign currency exchange rates for the three months ended August 31, 2016, our revenue and operating expenses from non-U.S. operations for the three months ended August 31, 2017 would have been lower than we reported by approximately $2.8 million and $2.7 million, respectively, which would have resulted in income from operations being lower by $0.1 million.

Six months ended August 31, 2017

Using the average foreign currency exchange rates for the six months ended August 31, 2016, our revenue and operating expenses from non-U.S. operations for the six months ended August 31, 2017 would have been higher than we reported by approximately $2.3 million and $1.6 million, respectively, which would have resulted in income from operations being higher by $0.7 million.

Business combinations

Permabit Technology Corporation

On July 31, 2017, we acquired the assets and technology of Permabit Technology Corporation (“Permabit”), a provider of software for data deduplication, compression and thin provisioning. With the addition of Permabit’s data deduplication and compression capabilities to Red Hat Enterprise Linux, we will be able to better enable enterprise digital transformation through more efficient storage options.

Codenvy S. A.

On June 1, 2017, we completed its acquisition of all of the shares of Codenvy S.A. (“Codenvy”), a provider of cloud-native development tools that enable developers to more easily create modern container-based and cloud-native applications. By adding Codenvy to its existing portfolio of developer tools and application platforms, including Red Hat JBoss Middleware and Red Hat OpenShift, we continue our efforts to provide solutions that enable developers to create applications for hybrid cloud environments. We plan to make Codenvy an integral part of Openshift.io, our recently announced hosted development environment for building hybrid cloud services on OpenShift.

Purchase price and transaction costs

Combined cash consideration paid for Permabit and Codenvy totaled $84.1 million. Based on management’s provisional assessment of the acquisition-date fair value of the assets acquired and liabilities assumed, the total consideration transferred of $84.1 million was allocated to assets and liabilities on a preliminary basis as follows: $65.2 million to goodwill, $21.5 million to identifiable intangible assets and $2.6 million to working capital as a net current liability.

We incurred approximately $1.4 million in transaction costs, including legal and accounting fees, relating to the acquisitions. These transaction costs have been expensed as incurred and included in general and administrative expense on our Consolidated Statement of Operations for the six months ended August 31, 2017.

RESULTS OF OPERATIONS

Three months ended August 31, 2017 and August 31, 2016

The following table is a summary of our results of operations for the three months ended August 31, 2017 and August 31, 2016 (in thousands):

	Three Months Ended (Unaudited)
	August 31, 2017	August 31, 2016	$ Change	% Change
Revenue:
Subscriptions	$637,562	$531,209	$106,353	20.0%
Training and services	85,793	68,596	17,197	25.1

Total subscription and training and services revenue	723,355	599,805	123,550	20.6

Cost of subscription and training and services revenue:
Cost of subscriptions	46,324	39,678	6,646	16.7
As a % of subscription revenue	7.3%	7.5%
Cost of training and services	60,393	47,993	12,400	25.8
As a % of training and services revenue	70.4%	70.0%

Total cost of subscription and training and services revenue	106,717	87,671	19,046	21.7
As a % of total revenue	14.8%	14.6%

Total gross profit	616,638	512,134	104,504	20.4

Operating expense:
Sales and marketing	278,548	253,255	25,293	10.0
Research and development	141,809	121,265	20,544	16.9
General and administrative	61,722	55,730	5,992	10.8

Total operating expense	482,079	430,250	51,829	12.0

Income from operations	134,559	81,884	52,675	64.3
Interest income	4,612	3,392	1,220	36.0
Interest expense	6,081	5,925	156	2.6
Other income (expense), net	(1,260)	84	(1,344)	*

Income before provision for income taxes	131,830	79,435	52,395	66.0
Provision for income taxes	34,971	20,663	14,308	69.2

Net income	$96,859	$58,772	$38,087	64.8%

Gross profit margin-subscriptions	92.7%	92.5%
Gross profit margin-training and services	29.6%	30.0%
Gross profit margin	85.2%	85.4%
As a % of total revenue:
Subscription revenue	88.1%	88.6%
Training and services revenue	11.9%	11.4%
Sales and marketing expense	38.5%	42.2%
Research and development expense	19.6%	20.2%
General and administrative expense	8.5%	9.3%
Total operating expenses	66.6%	71.7%
Income from operations	18.6%	13.7%
Income before provision for income taxes	18.2%	13.2%
Net income	13.4%	9.8%
*	Not meaningful

Revenue

Subscription revenue

Subscription revenue, which is primarily comprised of direct and indirect sales of Red Hat offerings, increased by 20.0%, or $106.4 million, to $637.6 million for the three months ended August 31, 2017 from $531.2 million for the three months ended August 31, 2016.

Revenue derived from the sale of subscriptions supporting our Infrastructure-related offerings increased by 14.1%, or $60.4 million, to $487.4 million for the three months ended August 31, 2017 from $427.0 million for the three months ended August 31, 2016. The increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion, and the continued migration of customers to our open source Linux platform from proprietary operating systems.

Revenue derived from the sale of subscriptions supporting our Application Development-related and other emerging technology offerings increased by 44.1%, or $45.9 million, to $150.1 million for the three months ended August 31, 2017 from $104.2 million for the three months ended August 31, 2016. The increase is primarily due to additional subscriptions for Red Hat JBoss Middleware and Red Hat cloud offerings. We expect the growth rate of revenue derived from our Application Development-related and other emerging technology offerings to exceed the growth rate of revenue derived from our Infrastructure-related offerings as our Application Development-related and other emerging technology offerings continue to gain broader market acceptance in the enterprise IT environment.

Training and services revenue

Training revenue includes fees paid by our customers for delivery of educational materials and instruction. Services revenue includes fees received from customers for consulting services regarding our offerings, deployment of Red Hat technologies and for delivery of added functionality to Red Hat technologies for our major customers and OEM partners. Total training and services revenue increased by 25.1%, or $17.2 million, to $85.8 million for the three months ended August 31, 2017 from $68.6 million for the three months ended August 31, 2016. Training revenue increased by 19.1%, or $3.3 million as a result of increased adoption of our Red Hat Learning Subscription (“RHLS”) offering and increased consumption of training related to our emerging technology offerings. Services revenue increased by 27.1%, or $13.9 million, as a result of an increase in consulting engagements driven by increased demand for our open source cloud enabling solutions such as OpenShift and Ansible. We expect services revenue to continue growing, though at a slower pace than subscription revenue, as we continue to expand our reach by enabling our channel partners to provide consulting services on our behalf. Combined training and services revenue as a percentage of total revenue was 11.9% and 11.4%, respectively, for the three months ended August 31, 2017 and August 31, 2016.

Cost of revenue

Cost of subscription revenue

The cost of subscription revenue primarily consists of expenses we incur to support, distribute and package Red Hat offerings. These costs include labor-related costs to provide technical support, security updates and fixes, as well as costs for fulfillment. Cost of subscription revenue increased by 16.7%, or $6.6 million, to $46.3 million for the three months ended August 31, 2017 from $39.7 million for the three months ended August 31, 2016. The overall increase is primarily due to employee compensation expense, which increased $5.2 million, due to the expansion of our technical staff in order to meet the demands of our growing subscriber base for support, security updates and fixes, especially with respect to the increase in demand for our emerging technology offerings. As the number of our open source technology subscriptions continues to increase, we expect associated support costs will continue to increase, although we anticipate this will occur at a rate slower than that of subscription revenue growth due to economies of scale. Gross profit margin on subscriptions increased to 92.7% for the three months ended August 31, 2017 from 92.5% for the three months ended August 31, 2016.

Cost of training and services revenue

Cost of training and services revenue is mainly comprised of personnel and third-party consulting costs for the design, development and delivery of custom engineering, training courses and professional services provided to various types of customers. Cost of training and services revenue increased by 25.8%, or $12.4 million, to $60.4 million for the three months ended August 31, 2017 from $48.0 million for the three months ended August 31, 2016. The increase in costs to deliver services includes $6.1 million increased employee compensation expense and increased outside contractor fees of $5.4 million. The increase in employee compensation expense and outside contractor fees is due to the expansion of our professional consulting teams needed to meet the growing demand for services related to our emerging technology offerings. Total costs to deliver training and services as a percentage of training and services revenue increased to 70.4% for the three months ended August 31, 2017 from 70.0% for the three months ended August 31, 2016.

Gross profit margin

Gross profit margin decreased to 85.2% for the three months ended August 31, 2017 from 85.4% for the three months ended August 31, 2016. This decrease was driven by a lower mix of subscription revenue relative to training and services revenue. Subscription revenue as a percentage of total revenue was 88.1% for the three months ended August 31, 2017 as compared to 88.6% for the three months ended August 31, 2016.

Operating expenses

Sales and marketing

Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expense increased by 10.0%, or $25.3 million, to $278.5 million for the three months ended August 31, 2017 from $253.3 million for the three months ended August 31, 2016. This increase was primarily due to a $21.1 million increase in selling costs, which includes $18.8 million of additional employee compensation expense attributable to the expansion of our sales force from the prior year. The remaining increase relates to marketing costs, which grew 6.4%, or $4.2 million, for the three months ended August 31, 2017 as compared to the three months ended August 31, 2016 and includes incremental employee compensation expense of $6.1 million, which was partially offset by a decrease in marketing program costs of $2.2 million. The decrease in marketing program costs is due in part to our annual conference, the Red Hat Summit, which occurred during the first quarter of fiscal 2018 versus our prior year’s conference, which occurred during the second quarter of fiscal 2017. As a result of additional sales productivity and a decrease in marketing program costs, sales and marketing expense decreased as a percentage of revenue to 38.5% for the three months ended August 31, 2017 from 42.2% for the three months ended August 31, 2016.

Research and development

Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased by 16.9%, or $20.5 million, to $141.8 million for the three months ended August 31, 2017 from $121.3 million for the three months ended August 31, 2016. The increase in research and development costs primarily resulted from the expansion of our engineering group as a result of both direct hires and business combinations as we continue investing in Application Development-related and other emerging technologies. Employee compensation expense increased by $16.3 million. As a result of additional sales productivity, research and development expense was 19.6% of total revenue for the three months ended August 31, 2017 compared to 20.2% for the three months ended August 31, 2016.

General and administrative

General and administrative expense consists primarily of personnel and related costs for general corporate functions, including information systems, finance, accounting, legal, human resources and facilities expense.

General and administrative expense increased by 10.8%, or $6.0 million, to $61.7 million for the three months ended August 31, 2017 from $55.7 million for the three months ended August 31, 2016. General and administrative expense as a percentage of revenue was 8.5% and 9.3% for the three months ended August 31, 2017 and August 31, 2016, respectively. We expect general and administrative costs to continue to decrease relative to revenue as we leverage benefits from investments made during the current fiscal year to expand and enhance our corporate processes and technology infrastructure.

Interest income

Interest income increased by 36.0%, or $1.2 million, for the three months ended August 31, 2017 as compared to the three months ended August 31, 2016. The increase in interest income for the three months ended August 31, 2017 is attributable to higher yields earned on larger cash and investment balances.

Interest expense

Interest expense increased by $0.2 million for the three months ended August 31, 2017 as compared to the three months ended August 31, 2016. Interest expense is primarily attributable to the interest on the Company’s $805.0 million aggregate principal amount of its 0.25% Convertible Senior Notes due 2019 (the “convertible notes”).

Other income (expense), net

Net other expense is primarily attributable to net losses recognized from the settlement of foreign currency transactions during the three months ended August 31, 2017.

Income taxes

The effective tax rates for the three months ended August 31, 2017 and August 31, 2016 differed from the U.S. federal statutory rate of 35.0% primarily due to excess tax benefits from share-based compensation, foreign income taxed at lower rates, research tax credits and the domestic-production-activities deduction. Tax expense for the three months ended August 31, 2017 and August 31, 2016 included net discrete tax benefits of $1.4 million and $0.8 million, respectively, primarily related to excess tax benefits from share-based compensation.

Six months ended August 31, 2017 and August 31, 2016

The following table is a summary of our results of operations for the six months ended August 31, 2017 and August 31, 2016 (in thousands):

	Six Months Ended (Unaudited)
	August 31, 2017	August 31, 2016	$ Change	% Change
Revenue:
Subscriptions	$1,234,070	$1,032,874	$201,196	19.5%
Training and services	166,081	134,829	31,252	23.2

Total subscription and training and services revenue	1,400,151	1,167,703	232,448	19.9

Cost of subscription and training and services revenue:
Cost of subscriptions	89,957	76,222	13,735	18.0
As a % of subscription revenue	7.3%	7.4%
Cost of training and services	117,456	95,496	21,960	23.0
As a % of training and services revenue	70.7%	70.8%

Total cost of subscription and training and services revenue	207,413	171,718	35,695	20.8
As a % of total revenue	14.8%	14.7%

Total gross profit	1,192,738	995,985	196,753	19.8

Operating expense:
Sales and marketing	575,007	496,503	78,504	15.8
Research and development	278,972	236,281	42,691	18.1
General and administrative	116,592	105,954	10,638	10.0

Total operating expense	970,571	838,738	131,833	15.7

Income from operations	222,167	157,247	64,920	41.3
Interest income	8,605	6,821	1,784	26.2
Interest expense	12,166	11,811	355	3.0
Other income (expense), net	(1,846)	(468)	(1,378)	(294.4)

Income before provision for income taxes	216,760	151,789	64,971	42.8
Provision for income taxes	46,711	31,832	14,879	46.7

Net income	$170,049	$119,957	$50,092	41.8%

Gross profit margin-subscriptions	92.7%	92.6%
Gross profit margin-training and services	29.3%	29.2%
Gross profit margin	85.2%	85.3%
As a % of total revenue:
Subscription revenue	88.1%	88.5%
Training and services revenue	11.9%	11.5%
Sales and marketing expense	41.1%	42.5%
Research and development expense	19.9%	20.2%
General and administrative expense	8.3%	9.1%
Total operating expenses	69.3%	71.8%
Income from operations	15.9%	13.5%
Income before provision for income taxes	15.5%	13.0%
Net income	12.1%	10.3%

Revenue

Subscription revenue

Subscription revenue increased by 19.5%, or $201.2 million, to $1.23 billion for the six months ended August 31, 2017 from $1.03 billion for the six months ended August 31, 2016.

Revenue derived from the sale of subscriptions supporting our Infrastructure-related offerings increased by 13.9%, or $115.2 million, to $945.4 million for the six months ended August 31, 2017 from $830.2 million for the six months ended August 31, 2016. The increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion and the continued migration of customers to our open source Linux platform from proprietary operating systems.

Revenue derived from the sale of subscriptions supporting our Application Development-related and other emerging technology offerings increased by 42.4%, or $86.0 million, to $288.7 million for the six months ended August 31, 2017 from $202.7 million for the six months ended August 31, 2016. The increase is primarily due to additional subscriptions for Red Hat JBoss Middleware and Red Hat cloud offerings. We expect the growth rate of revenue derived from our Application Development-related and other emerging technology offerings to exceed the growth rate of revenue derived from our Infrastructure-related offerings as our Application Development-related and other emerging technology offerings continue to gain broader market acceptance in the enterprise IT environment.

Training and services revenue

Total training and services revenue increased by 23.2%, or $31.3 million, to $166.1 million for the six months ended August 31, 2017 from $134.8 million for the six months ended August 31, 2016. Training revenue increased by 18.6%, or $6.2 million as a result of increased adoption of our Red Hat Learning Subscription (“RHLS”) offering and increased consumption of training related to our emerging technology offerings. Services revenue increased by 24.7%, or $25.1 million as a result of an increase in consulting engagements driven by increased demand for our open source cloud enabling solutions such as OpenShift and Ansible. Combined training and services revenue as a percentage of total revenue was 11.9% and 11.5%, respectively, for the six months ended August 31, 2017 and August 31, 2016.

Cost of revenue

Cost of subscription revenue

Cost of subscription revenue increased by 18.0%, or $13.7 million, to $90.0 million for the six months ended August 31, 2017 from $76.2 million for the six months ended August 31, 2016. The overall increase is primarily due to employee compensation expense, which increased $11.2 million, due to the expansion of our technical staff in order to meet the demands of our growing subscriber base for support, security updates and fixes, especially with respect to the increase in demand for our emerging technology offerings. Gross profit margin on subscriptions was 92.7% and 92.6% for the six months ended August 31, 2017 and August 31, 2016, respectively.

Cost of training and services revenue

Cost of training and services revenue increased by 23.0%, or $22.0 million, to $117.5 million for the six months ended August 31, 2017 from $95.5 million for the six months ended August 31, 2016. The increase in costs to deliver services includes $10.5 million increased employee compensation expense and increased outside contractor fees of $8.0 million. The increase in employee compensation expense and outside contractor fees is due to the expansion of our professional consulting teams needed to meet the growing demand for services related to our emerging technology offerings. Total costs to deliver training and services as a percentage of training and services revenue decreased slightly to 70.7% for the six months ended August 31, 2017 from 70.8% for the six months ended August 31, 2016.

Gross profit margin

Gross profit margin decreased to 85.2% for the six months ended August 31, 2017 from 85.3% for the six months ended August 31, 2016. This decrease was driven by a lower mix of subscription revenue relative to training and services revenue. Subscription revenue was 88.1% and 88.5% of total revenue for the six months ended August 31, 2017 and August 31, 2016, respectively.

Operating expenses

Sales and marketing

Sales and marketing expense increased by 15.8%, or $78.5 million, to $575.0 million for the six months ended August 31, 2017 from $496.5 million for the six months ended August 31, 2016. This increase was primarily due to a $55.4 million increase in selling costs, which includes $47.8 million of additional employee compensation expense attributable to the expansion of our sales force from the prior year. The remaining increase relates to marketing costs, which grew 19.5%, or $23.1 million, for the six months ended August 31, 2017 as compared to the six months ended August 31, 2016 and includes incremental employee compensation expense and marketing program costs of $13.3 million and $8.5 million, respectively. Primarily as a result of additional sales productivity, sales and marketing expense decreased as a percentage of revenue to 41.1% for the six months ended August 31, 2017 from 42.5% for the six months ended August 31, 2016.

Research and development

Research and development expense increased by 18.1%, or $42.7 million, to $279.0 million for the six months ended August 31, 2017 from $236.3 million for the six months ended August 31, 2016. The increase in research and development costs primarily resulted from the expansion of our engineering group as a result of both direct hires and business combinations as we continue investing in Application Development-related and other emerging technologies. Employee compensation expense increased by $34.8 million. Research and development expense was 19.9% and 20.2% of total revenue for the six months ended August 31, 2017 and August 31, 2016, respectively.

General and administrative

General and administrative expense increased by 10.0%, or $10.6 million, to $116.6 million for the six months ended August 31, 2017 from $106.0 million for the six months ended August 31, 2016. General and administrative expenses include increased employee compensation expense of $4.2 million and infrastructure and facilities costs of $6.8 million. General and administrative expense decreased as a percentage of revenue to 8.3% for the six months ended August 31, 2017 from 9.1% for the six months ended August 31, 2016.

Interest income

Interest income increased by 26.2%, or $1.8 million, for the six months ended August 31, 2017 as compared to the six months ended August 31, 2016. The increase in interest income for the six months ended August 31, 2017 is attributable to higher yields earned on larger cash and investment balances.

Interest expense

Interest expense increased by $0.4 million for the six months ended August 31, 2017 as compared to the six months ended August 31, 2016. Interest expense is primarily attributable to the interest on the convertible notes.

Other income (expense), net

Other income (expense), net decreased by $1.4 million for the six months ended August 31, 2017 as compared to the six months ended August 31, 2016. The decrease is primarily due to net losses recognized from the settlement of foreign currency transactions during the six months ended August 31, 2017.

Income taxes

The effective tax rates for the six months ended August 31, 2017 differed from the U.S. federal statutory rate of 35% primarily due to excess tax benefits from share-based compensation, foreign income taxed at lower tax rates, research tax credits and the domestic-production-activities deduction. Tax expense for the six months ended August 31, 2017 and August 31, 2016 included net discrete tax benefits of $13.1 million and $9.2 million, respectively, primarily related to excess tax benefits from share-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

We derive our liquidity and operating capital primarily from cash flows from operations. Historically, we also received cash from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and follow-on public offerings, and the issuance of convertible notes, including our issuance of the convertible notes described in NOTE 14—Convertible Notes to our Consolidated Financial Statements. At August 31, 2017, we had total cash and investments of $2.31 billion, which was comprised of $1.21 billion in cash and cash equivalents, $449.0 million of short-term fixed-income investments and $655.1 million of long-term fixed-income investments. This compares to total cash and investments of $2.13 billion at February 28, 2017.

For at least 20 trading days during the 30 consecutive trading days ended August 31, 2017, our common stock traded at a price exceeding 130% of the conversion price of the convertible notes. Accordingly, the convertible notes are convertible at the holders’ option during the fiscal quarter ending November 30, 2017. To the extent we receive notices of conversion, we may choose to pay or deliver, as the case may be, either cash, shares of our common stock or a combination of cash and shares of our common stock. We currently intend to settle the principal amount of the convertible notes in cash.

With $1.21 billion in cash and cash equivalents on hand, we believe our cash and cash equivalent balances, together with our ability to generate additional cash from operations, should be sufficient to satisfy our cash requirements for the next twelve months and for the foreseeable future. However, we may take advantage of favorable capital market conditions that may arise from time to time to raise additional capital. We presently do not intend to liquidate our short- and long-term investments in debt securities prior to their scheduled maturity dates. However, in the event that we liquidate these investments prior to their scheduled maturities and there are adverse changes in market interest rates or the overall economic environment, we could be required to recognize a realized loss on those investments when we liquidate those investments. At August 31, 2017 and February 28, 2017, net accumulated unrealized losses on our available-for-sale debt securities totaled $0.3 million and $1.4 million, respectively.

Cash flows for six months ended August 31, 2017

Cash flows—overview

At August 31, 2017, cash and cash equivalents totaled $1.21 billion, an increase of $119.5 million as compared to February 28, 2017. The increase in cash and cash equivalents for the six months ended August 31, 2017 is primarily the result of cash provided by operations, which generated $400.8 million, and proceeds from employee stock purchase program of $22.7 million partially offset by cash used for business acquisitions of $84.0 million, the repurchase of 1,480,203 shares of our common stock for $137.0 million, payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to share awards vesting of $48.4 million and investments in property and equipment of $51.7 million. Net cash generated by operating activities and net cash used for investing activities and financing activities is further described below.

Cash flows from operations

Cash provided by operations of $400.8 million during the six months ended August 31, 2017 includes net income of $170.0 million, adjustments to exclude the impact of non-cash income and expenses, which totaled a $161.7 million net source of cash, and changes in operating assets and liabilities, which totaled a $69.0 million net source of cash. Cash provided by changes in operating assets and liabilities for the six months ended August 31, 2017 was primarily the result of collections on our billings.

Cash flows from investing

Cash used in investing activities of $172.8 million for the six months ended August 31, 2017 includes net purchases of available-for-sale debt securities of $27.5 million, acquisitions of Permabit and Codenvy for $84.0 million, net of $0.1 million cash acquired, investments in property and equipment of $51.7 million, which primarily relate to information technology infrastructure and leasehold improvements, and investments in other intangible assets, primarily patents, which totaled $9.4 million.

Cash flows from financing

Cash used in financing activities of $159.7 million for the six months ended August 31, 2017 includes $137.0 million to repurchase 1,480,203 shares of our common stock and $48.4 million of payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to restricted share awards vesting during the six months ended August 31, 2017. Partially offsetting these uses of cash were proceeds from our employee stock purchase program of $22.7 million, which we began offering to eligible employees in the third quarter of our fiscal year ended February 28, 2017.

Investments in debt securities

Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair values. At August 31, 2017 and February 28, 2017, the vast majority of our investments were priced with the assistance of pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, we assess other factors to determine the securities’ fair values, including broker quotes or model valuations. Independent price verifications of all of our holdings are performed by the pricing vendors, which we review. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair value.

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

We have utilized, and will continue from time to time to utilize, cash and investments to fund, among other potential uses, purchases of our common stock, purchases of fixed assets, purchases of intangible assets (primarily patents) and mergers and acquisitions. Given our historically strong operating cash flow and the $2.31 billion of cash and investments held at August 31, 2017, we believe our cash and cash equivalent balances, together with our ability to generate additional cash from operations, should be sufficient to satisfy our cash requirements for the next twelve months and for the foreseeable future, including any potential cash payments in connection with any conversions of the convertible notes. However, we may take advantage of favorable capital market conditions that may arise from time to time to raise additional capital.

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

As of August 31, 2017, our cash, cash equivalents and available-for-sale investment securities totaled $2.31 billion, of which $1.28 billion was held outside the U.S. Our intent is to reinvest the earnings of foreign subsidiaries indefinitely outside the U.S. to fund both organic growth and acquisitions. From time to time, however, we may remit a portion of these earnings to the extent it is economically prudent. For further discussion related to geographic segments, see NOTE 10—Segment Reporting to our Consolidated Financial Statements.

With 44.5% of our available cash, cash equivalents and available-for-sale investments, as of August 31, 2017, held within the U.S., we do not anticipate a need to repatriate any foreign earnings for the foreseeable future. However, if cash held outside the U.S. were needed to fund our U.S. operations, under current tax law we would be subject to additional taxes on the portion related to repatriated earnings of our foreign subsidiaries. As of February 28, 2017, cumulative undistributed foreign earnings totaled $677.4 million. For further discussion, see NOTE 11—Income Taxes to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended February 28, 2017.

Off-balance sheet arrangements

As of August 31, 2017 and February 28, 2017, we have no off-balance sheet financing arrangements and do not utilize any “structured debt”, “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

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

Interest-rate risk

Our exposure to market-rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of short- and long-term investments in a variety of available-for-sale fixed- and floating-rate debt securities, including both government and corporate obligations and money market funds. Investments in both fixed-rate and floating-rate interest-earning instruments carry a degree of interest-rate risk. Fixed-rate securities may have their fair value adversely impacted due to a rise in prevailing interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income related to these securities may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates or perceived credit risk related to the securities’ issuers. A hypothetical one-half percentage point change in interest rates, assuming a parallel shift of all interest rates, would result in an approximate $0.6 million change in annual interest income derived from investments in our portfolio as of August 31, 2017. For further discussion related to our investments as of August 31, 2017 and February 28, 2017, see NOTE 6—Assets and Liabilities Measured at Fair Value on a Recurring Basis to our Consolidated Financial Statements.

Investment risk

The fair value of our available-for-sale investment portfolio is subject to interest-rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in prevailing interest rates would result in an approximate $11.2 million decrease in the fair value of our available-for-sale investment securities as of August 31, 2017. For further discussion related to our investments as of August 31, 2017 and February 28, 2017, see NOTE 6—Assets and Liabilities Measured at Fair Value on a Recurring Basis to our Consolidated Financial Statements.

Credit risk

Investments in debt and equity securities

The fair values of our investment portfolio and cash balances are exposed to counterparty credit risk. Accordingly, while we periodically review our portfolio in an effort to mitigate counterparty risk, the principal values of our cash balances, money market accounts and investments in available-for-sale securities could suffer a loss of value.

Accounts receivable

At August 31, 2017 and February 28, 2017, the Company had no customers whose accounts receivable balance individually represented 10% or more of total accounts receivable.

Foreign currency risk

Approximately 42.3% of our revenue for the three months ended August 31, 2017 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component of net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency statements results in increased revenue and operating expenses for our non-U.S. operations. Similarly, our revenue and operating expenses for our non-U.S. operations decreases if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates from the second quarter of our prior fiscal year ended February 28, 2017, our revenue and operating expenses from non-U.S. operations for the three months ended August 31, 2017 would have been lower than we reported by approximately $2.8 million and $2.7 million, respectively, which would have resulted in income from operations being lower by $0.1 million.

Using the average foreign currency exchange rates from the six months ended August 31, 2016, our revenue and operating expenses from non-U.S. operations for the six months ended August 31, 2017 would have been higher than we reported by approximately $2.3 million and $1.6 million, respectively, which would have resulted in income from operations being higher by $0.7 million.

Convertible notes

In October 2014, we issued $805.0 million of 0.25% convertible notes due 2019. The convertible notes have a fixed annual interest rate of 0.25%, and therefore we do not have economic interest-rate exposure on the convertible notes. However, the fair value of the convertible notes is exposed to interest-rate risk. Generally, the fair value of the convertible notes will increase as interest rates fall and decrease as interest rates rise. For further discussion regarding the fair value of the convertible notes, see NOTE 14—Convertible Notes to our Consolidated Financial Statements.

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

Derivative instruments

We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. From time to time we enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable and fixed-purchase obligations denominated in a currency other than the functional currency of the respective operating entity. All derivative instruments are recorded on the Consolidated Balance Sheets at their respective fair values. We have elected not to prepare and maintain the documentation required to qualify our forward contracts for hedge accounting treatment and, therefore, changes in fair value are recorded in our Consolidated Statements of Operations. For further discussion related to our management of foreign currency risk, see NOTE 7—Derivative Instruments to our Consolidated Financial Statements.

The aggregate notional amount of outstanding forward contracts at August 31, 2017 was $36.9 million. The fair value of these outstanding contracts at August 31, 2017 was a gross $0.2 million asset and a gross less than $0.1 million liability, and is recorded in Other current assets and Accounts payable and accrued expenses, respectively, on our Consolidated Balance Sheets. The forward contracts generally expire within three months of the period ended August 31, 2017. The forward contracts will settle in Australian dollars, Euros, Hong Kong dollars, Japanese yen, Norwegian krona, Singapore dollars, Swedish krona and Swiss francs.

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

As part of our commitment to the open source community, we provide our Patent Promise on software patents. Under our Patent Promise, we agree, subject to certain limitations, to not enforce our patent rights against users of open source software covered by any open source license listed by the Open Source Initiative as meeting its definition of “Open Source” or listed by the Free Software Foundation as meeting its definition of “Free Software.” While we may be able to claim protection of our intellectual property under other rights, such as trade secrets or contractual rights, our Patent Promise effectively limits our ability to assert our patent rights against these third parties (even if we were to conclude that their use infringes our patents with competing offerings), unless any such third party asserts its patent rights against us. This limitation on our ability to assert our patent rights against others could harm our business and ability to compete.

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

As the markets for our offerings mature and the scale of our business increases, our rate of revenue, deferred revenue and operating cash flow growth may be lower than the growth rates we experienced in earlier periods. In addition, to the extent that the adoption of our offerings occurs more slowly or is less pervasive than we expect or have experienced in the past, our growth rates may slow or decline, which could adversely affect our stock price. Historical period-to-period comparisons of our revenue, deferred revenue and operating cash flow may not be meaningful and are not guarantees of our future performance.

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

We maintain an investment portfolio of various holdings, types and maturities. Our portfolio generally consists of certificates of deposit, commercial paper, corporate securities, European sovereign and agency securities with a rating of AA or higher, money market funds and U.S. government and agency securities. Although we follow an established investment policy and seek to minimize the risks associated with our investments by investing primarily in investment grade, highly liquid securities and by limiting the amounts invested with any one institution, type of security or issuer, we cannot give assurances that the assets in our investment portfolio will not lose value or become impaired, or that our interest income will not decline.

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

Prior to April 1, 2019, holders of the convertible notes may elect to convert their notes during any fiscal quarter (and only during such fiscal quarter) if the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to the conversion price of the convertible notes (the “Conversion Condition”). The Conversion Condition was met for the convertible notes during the fiscal quarter ended August 31, 2017, which means that the holders of the convertible notes may elect to convert such notes at their option at any time during the fiscal quarter ending November 30, 2017. If one or more holders elect to convert their convertible notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The table below sets forth information regarding the Company’s purchases of its common stock during its second fiscal quarter ended August 31, 2017:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
June 1, 2017—June 30, 2017	152,282	$97.27	152,282	$558.9 million
July 1, 2017—July 31, 2017	561,667	$98.12	486,439	$511.2 million
August 1, 2017—August 31, 2017	126,576	$98.79	126,576	$498.7 million

Total	840,525		765,297

(1)	During the three months ended August 31, 2017, the Company withheld an aggregate of 75,228 shares of its common stock (with a weighted average share price of $98.54) from employees to satisfy minimum tax withholding obligations relating to the vesting of share awards. These shares were not withheld pursuant to the program described in Note (2) below.

(2)	On June 22, 2016, the Company announced that its Board authorized the repurchase of up to $1.0 billion of Red Hat’s common stock from time to time on the open market or in privately negotiated transactions. The program, which replaced a previous repurchase program, commenced on July 1, 2016, and will expire on the earlier of (i) June 30, 2018 or (ii) a determination by the Board, Chief Executive Officer or Chief Financial Officer to discontinue the program.

ITEM 6.	EXHIBITS

(a) List of Exhibits

Exhibit No.	Exhibit

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the registrant’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

Date: October 5, 2017	By:	/s/ JAMES M. WHITEHURST
James M. Whitehurst President, Chief Executive Officer (Duly Authorized Officer on Behalf of the Registrant)

RED HAT, INC.

Date: October 5, 2017	By:	/s/ ERIC R. SHANDER
Eric R. Shander Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)