Form 10-Q
period 2017-11-30
RED HAT INC
filed 2018-01-08
CIK 1087423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2017
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
As of December 29, 2017, there were 177,004,300 shares of common stock outstanding.

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

PART I

ITEM 1.	FINANCIAL STATEMENTS

RED HAT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands—except share and per share amounts)

	November 30, 2017 (Unaudited)	February 28, 2017 (1)
ASSETS
Current assets:
Cash and cash equivalents	$1,331,172	$1,090,808
Investments in debt and equity securities, short-term	384,717	369,983
Accounts receivable, net of allowances for doubtful accounts of $2,398 and $2,791, respectively	531,509	634,821
Prepaid expenses	216,036	200,609
Other current assets	41,276	19,481
Total current assets	2,504,710	2,315,702
Property and equipment, net of accumulated depreciation and amortization of $277,411 and $231,533, respectively	201,807	189,629
Goodwill	1,120,957	1,040,709
Identifiable intangibles, net	151,450	137,767
Investments in debt securities, long-term	605,284	672,440
Deferred tax assets, net	108,235	104,833
Other assets, net	67,041	74,105
Total assets	$4,759,484	$4,535,185
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$341,596	$376,957
Deferred revenue, short-term	1,482,428	1,512,762
Other current obligations	1,022	1,354
Total current liabilities	1,825,046	1,891,073
Deferred revenue, long-term	623,150	557,194
Convertible notes	762,367	745,633
Other long-term obligations	115,781	93,965
Commitments and contingencies (NOTES 11 and 12)
Stockholders’ equity:
Preferred stock, $0.0001 per share par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 per share par value, 300,000,000 shares authorized, 238,617,591 and 236,804,594 shares issued, and 177,002,948 and 176,901,936 shares outstanding at November 30, 2017 and February 28, 2017, respectively	24	24
Additional paid-in capital	2,350,740	2,294,462
Retained earnings	1,624,346	1,352,991
Treasury stock at cost, 61,614,643 and 59,902,658 shares at November 30, 2017 and February 28, 2017, respectively	(2,506,075)	(2,311,805)
Accumulated other comprehensive loss	(35,895)	(88,352)
Total stockholders’ equity	1,433,140	1,247,320
Total liabilities and stockholders’ equity	$4,759,484	$4,535,185

____________________

(1)	Derived from audited financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands—except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30, 2017	November 30, 2016	November 30, 2017	November 30, 2016
Revenue:
Subscriptions	$656,832	$543,318	$1,890,902	$1,576,192
Training and services	91,146	71,942	257,227	206,771
Total subscription and training and services revenue	747,978	615,260	2,148,129	1,782,963
Cost of subscription and training and services revenue:
Cost of subscriptions	47,277	40,660	137,234	116,882
Cost of training and services	64,482	49,793	181,938	145,289
Total cost of subscription and training and services revenue	111,759	90,453	319,172	262,171
Gross profit	636,219	524,807	1,828,957	1,520,792
Operating expense:
Sales and marketing	308,388	267,080	883,395	763,583
Research and development	145,580	122,469	424,552	358,750
General and administrative	63,838	54,485	180,430	160,439
Total operating expense	517,806	444,034	1,488,377	1,282,772
Income from operations	118,413	80,773	340,580	238,020
Interest income	4,864	3,346	13,469	10,167
Interest expense	6,180	6,009	18,346	17,820
Other expense, net	(1,187)	(1,392)	(3,033)	(1,860)
Income before provision for income taxes	115,910	76,718	332,670	228,507
Provision for income taxes	14,604	8,775	61,315	40,607
Net income	$101,306	$67,943	$271,355	$187,900
Basic net income per common share	$0.57	$0.38	$1.53	$1.04
Diluted net income per common share	$0.54	$0.37	$1.48	$1.02
Weighted average shares outstanding:
Basic	177,063	179,233	177,188	180,245
Diluted	186,160	182,682	183,397	183,453

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30, 2017	November 30, 2016	November 30, 2017	November 30, 2016
Net income	$101,306	$67,943	$271,355	$187,900
Other comprehensive income:
Change in foreign currency translation adjustment	(1,371)	(17,630)	53,160	(14,185)
Available-for-sale securities:
Unrealized loss on available-for-sale securities during the period	(2,206)	(2,725)	(1,052)	(779)
Reclassification for gain realized on available-for-sale securities, reported in Other expense, net	(1)	(23)	(1)	(32)
Tax benefit	859	982	350	327
Net change in available-for-sale securities (net of tax)	(1,348)	(1,766)	(703)	(484)
Total other comprehensive (loss) income	(2,719)	(19,396)	52,457	(14,669)
Comprehensive income	$98,587	$48,547	$323,812	$173,231

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30, 2017	November 30, 2016	November 30, 2017	November 30, 2016
Cash flows from operating activities:
Net income	$101,306	$67,943	$271,355	$187,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,588	21,870	71,541	63,732
Amortization of debt discount and transaction costs	5,630	5,453	16,740	16,211
Share-based compensation expense	52,318	54,741	142,983	141,373
Deferred income taxes	273	13,818	7,831	6,199
Net amortization of bond premium on debt securities available for sale	2,113	3,120	6,988	9,954
Other	(214)	986	1,318	549
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(113,898)	(73,149)	111,899	86,496
Prepaid expenses	(6,756)	(18,897)	(26,026)	(19,387)
Accounts payable and accrued expenses	35,559	(4,413)	(17,771)	(14,836)
Deferred revenue	57,275	64,181	(29,017)	(8,865)
Other	1,113	706	3,234	(3,868)
Net cash provided by operating activities	160,307	136,359	561,075	465,458
Cash flows from investing activities:
Purchase of investment in debt securities available for sale	(26,580)	(118,152)	(285,773)	(415,796)
Proceeds from maturities of investment in debt securities available for sale	130,941	108,722	348,285	378,264
Proceeds from sales of investment in debt securities available for sale	5,293	5,037	19,617	30,205
Acquisition of businesses, net of cash acquired	—	—	(83,965)	(28,667)
Purchase of developed software and other intangible assets	(3,426)	(2,323)	(12,871)	(8,712)
Purchase of property and equipment	(16,587)	(17,244)	(68,268)	(50,436)
Other	84	(92)	(105)	(203)
Net cash provided by (used in) investing activities	89,725	(24,052)	(83,080)	(95,345)
Cash flows from financing activities:
Proceeds from exercise of common stock options	711	1,205	4,541	3,273
Proceeds from employee stock purchase program	10,575	7,155	33,288	7,155
Payments related to net settlement of share-based compensation awards	(37,807)	(25,769)	(86,230)	(63,245)
Purchase of treasury stock	(100,000)	(125,318)	(237,002)	(319,182)
Payments on other borrowings	(346)	(462)	(1,207)	(1,368)
Other	(6)	(84)	(6)	829
Net cash used in financing activities	(126,873)	(143,273)	(286,616)	(372,538)
Effect of foreign currency exchange rates on cash and cash equivalents	(2,295)	(22,925)	48,985	(8,675)
Net increase (decrease) in cash and cash equivalents	120,864	(53,891)	240,364	(11,100)
Cash and cash equivalents at beginning of the period	1,210,308	970,569	1,090,808	927,778
Cash and cash equivalents at end of the period	$1,331,172	$916,678	$1,331,172	$916,678

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

NOTE 2—Summary of Significant Accounting Policies
Basis of presentation
The unaudited interim consolidated financial statements as of and for the three and nine months ended November 30, 2017 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement of the consolidated balance sheets, consolidated operating results, consolidated other comprehensive income and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Operating results for the three and nine months ended November 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2018. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. These unaudited financial statements should be read in conjunction with the Company’s Consolidated Financial Statements, including notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2017. There have been no changes to the Company’s significant accounting policies from those described in NOTE 2—Summary of Significant Accounting Policies to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2017.
Certain amounts for the three and nine months ended November 30, 2016 have been reclassified to conform to the current year presentation.
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

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Recent accounting pronouncements
Accounting pronouncements adopted
In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). The FASB issued ASU 2017-09 to clarify and reduce both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, to a change to the terms and conditions of a share-based payment award. The Company has early adopted ASU 2017-09 as of the second quarter of its fiscal year ending February 28, 2018. The adoption of this update did not impact the Company’s Consolidated Financial Statements.
In January 2017, the FASB issued Accounting Standards Update 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The FASB issued ASU 2017-04 to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this updated standard, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity also should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if any. The FASB also eliminated the requirement for reporting units with a zero or negative carrying amount to first perform a qualitative assessment. The Company adopted ASU 2017-04 during the second quarter of its fiscal year ending February 28, 2018. The adoption of this update did not impact the Company’s Consolidated Financial Statements.
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

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
The Company also offers professional consulting and training services that are designed to help customers derive additional value from Red Hat technologies. Under the updated guidance, revenue from professional consulting and training services that were previously sold on a standalone basis will continue to be recognized over time as the Company satisfies its performance obligations by delivering such services to the customer.
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
The Company continues to assess the impact of the updated guidance, including for example, any potential changes to and investments in the Company’s policies, processes, systems and internal controls over financial reporting that may be required to comply with new guidance related to variable consideration, contract modifications, allocation of discounts and expanded disclosures. The Company currently expects to adopt ASC 606 using the full retrospective method.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 3—Stockholders’ Equity
The following table summarizes the changes in the Company’s stockholders’ equity during the three months ended November 30, 2017 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at August 31, 2017	$24	$2,335,518	$1,523,040	$(2,425,059)	$(33,176)	$1,400,347
Net income	—	—	101,306	—	—	101,306
Other comprehensive loss, net of tax	—	—	—	—	(2,719)	(2,719)
Exercise of common stock options	—	711	—	—	—	711
Common stock repurchase	—	—	—	(100,000)	—	(100,000)
Share-based compensation expense	—	52,318	—	—	—	52,318
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(37,807)	—	—	—	(37,807)
Re-issuance of treasury stock under employee stock purchase plan	—	—	—	18,984	—	18,984
Balance at November 30, 2017	$24	$2,350,740	$1,624,346	$(2,506,075)	$(35,895)	$1,433,140

The following table summarizes the changes in the Company’s stockholders’ equity during the three months ended November 30, 2016 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at August 31, 2016	$24	$2,215,856	$1,219,246	$(2,047,008)	$(69,722)	$1,318,396
Net income	—	—	67,943	—	—	67,943
Other comprehensive loss, net of tax	—	—	—	—	(19,396)	(19,396)
Exercise of common stock options	—	1,205	—	—	—	1,205
Common stock repurchase	—	—	—	(125,318)	—	(125,318)
Share-based compensation expense	—	54,741	—	—	—	54,741
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(25,769)	—	—	—	(25,769)
Other adjustments	—	1	(1)	—	—	—
Balance at November 30, 2016	$24	$2,246,034	$1,287,188	$(2,172,326)	$(89,118)	$1,271,802

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes the changes in the Company’s stockholders’ equity during the nine months ended November 30, 2017 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at February 28, 2017	$24	$2,294,462	$1,352,991	$(2,311,805)	$(88,352)	$1,247,320
Net income	—	—	271,355	—	—	271,355
Other comprehensive income, net of tax	—	—	—	—	52,457	52,457
Exercise of common stock options	—	4,541	—	—	—	4,541
Common stock repurchase	—	—	—	(237,002)	—	(237,002)
Share-based compensation expense	—	142,983	—	—	—	142,983
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(86,230)	—	—	—	(86,230)
Re-issuance of treasury stock under employee stock purchase plan	—	—	—	42,732	—	42,732
Other adjustments	—	(5,016)	—	—	—	(5,016)
Balance at November 30, 2017	$24	$2,350,740	$1,624,346	$(2,506,075)	$(35,895)	$1,433,140

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes the changes in the Company’s stockholders’ equity during the nine months ended November 30, 2016 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at February 29, 2016	$23	$2,162,264	$1,099,738	$(1,853,144)	$(74,449)	$1,334,432
Net income	—	—	187,900	—	—	187,900
Other comprehensive loss, net of tax	—	—	—	—	(14,669)	(14,669)
Exercise of common stock options	1	3,272	—	—	—	3,273
Common stock repurchase	—	—	—	(319,182)	—	(319,182)
Share-based compensation expense	—	141,373	—	—	—	141,373
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(63,245)	—	—	—	(63,245)
Other adjustments	—	1	—	—	—	1
Cumulative-effect adjustment from adoption of ASU 2016-09	—	2,369	(450)	—	—	1,919
Balance at November 30, 2016	$24	$2,246,034	$1,287,188	$(2,172,326)	$(89,118)	$1,271,802

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
During the nine months ended November 30, 2017, the Company repurchased 2,318,584 shares of its common stock for $237.0 million under the repurchase program.
From its commencement on July 1, 2016 through November 30, 2017, the Company has repurchased 7,219,233 shares of its common stock under the program. As of November 30, 2017, the amount available under the program for the repurchase of the Company’s common stock was $398.7 million.

Accumulated other comprehensive loss
The following is a summary of accumulated other comprehensive loss as of November 30, 2017 and February 28, 2017 (in thousands):

	As of November 30, 2017	As of February 28, 2017
Accumulated loss from foreign currency translation adjustment	$(34,624)	$(87,784)
Accumulated unrealized loss, net of tax, on available-for-sale securities	(1,271)	(568)
Accumulated other comprehensive loss	$(35,895)	$(88,352)

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 4—Identifiable Intangible Assets
Identifiable intangible assets consist primarily of trademarks, copyrights and patents, purchased technologies, customer and reseller relationships and covenants not to compete, all of which are amortized over the estimated useful life, generally on a straight-line basis, with the exception of customer and reseller relationships, which are generally amortized over the greater of straight-line or the related asset’s pattern of economic benefit. Useful lives range from two to 10 years. As of November 30, 2017 and February 28, 2017, trademarks with an indefinite estimated useful life totaled $11.7 million and $10.9 million, respectively.
See NOTE 13—Business Combinations for information regarding identifiable intangible assets acquired. The following is a summary of identifiable intangible assets (in thousands):

	As of November 30, 2017			As of February 28, 2017
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$162,818	$(67,838)	$94,980	$148,850	$(59,440)	$89,410
Purchased technologies	130,235	(90,143)	40,092	107,078	(80,536)	26,542
Customer and reseller relationships	105,810	(93,703)	12,107	104,438	(88,046)	16,392
Covenants not to compete	15,669	(14,036)	1,633	14,081	(12,329)	1,752
Other intangible assets	8,833	(6,195)	2,638	8,833	(5,162)	3,671
Total identifiable intangible assets	$423,365	$(271,915)	$151,450	$383,280	$(245,513)	$137,767
Amortization expense associated with identifiable intangible assets recognized in the Company’s Consolidated Financial Statements for the three and nine months ended November 30, 2017 and November 30, 2016 is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2017	November 30, 2016	November 30, 2017	November 30, 2016
Cost of revenue	$4,674	$4,578	$13,524	$12,734
Sales and marketing	1,592	1,695	4,634	5,515
Research and development	34	34	103	103
General and administrative	2,084	1,690	6,137	5,291
Total amortization expense	$8,384	$7,997	$24,398	$23,643

NOTE 5—Income Taxes
The effective tax rates for the three and nine months ended November 30, 2017 of 12.6% and 18.4%, respectively, differed from the U.S. federal statutory rate of 35% primarily due to excess tax benefits from share-based compensation, foreign income taxed at lower rates, research tax credits and the domestic-production-activities deduction. Tax expense for the three and nine months ended November 30, 2017 included net discrete tax benefits of $15.5 million and $28.5 million, respectively, primarily related to net excess tax benefits from share-based compensation.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For the three and nine months ended November 30, 2016, the Company’s then-effective tax rates of 11.4% and 17.8%, respectively, differed from the U.S. federal statutory rate of 35% primarily due to excess tax benefits from share-based compensation, foreign income taxes at lower rates, research tax credits and the domestic-production-activities deduction. Tax expense for the three and nine months ended November 30, 2016, included net discrete tax benefits of $11.9 million and $21.1 million, respectively, primarily related to net excess tax benefits from share-based compensation.
The Company files a consolidated U.S. federal income tax return, as well as separate and combined income tax returns in numerous state and international jurisdictions. The Company is currently subject to examination by various taxing jurisdictions. The Company regularly assesses the potential outcomes of both ongoing and future examinations for the current and prior years, and believes that its provision for income taxes is adequate. The outcome of any one examination is not expected to have a material impact on the Company’s consolidated financial statements. The Company believes that some of these audits and negotiations may conclude during the next 12 months.
As of November 30, 2017, it is reasonably possible that total gross unrecognized tax benefits may be reduced by up to $2.0 million within the next 12 months as a result of statutes of limitations expirations in various tax jurisdictions, all of which would reduce the Company’s effective tax rate.
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
Unrealized gains and temporary losses on investments classified as available for sale are included within accumulated other comprehensive income, net of any related tax effect. Realized gains and losses are recorded using the specific identification method and upon realization, such amounts are reclassified from accumulated other comprehensive income to Other expense, net. Realized gains and losses and other than temporary impairments, if any, are reflected in the Company’s Consolidated Statements of Operations as Other expense, net. The Company does not recognize changes in the fair value of its investments in income unless a decline in value is considered other than temporary. The vast majority of the Company’s investments are priced with the assistance of pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, the Company assesses other factors to determine the security’s fair value, including broker quotes or model valuations. Independent price verifications of all holdings are performed by pricing vendors, which are then reviewed by the Company. In the event a price fails a pre-established tolerance check, it is researched so that the Company can assess the cause of the variance to determine what the Company believes is the appropriate fair value.
The Company minimizes its credit risk associated with investments by investing primarily in investment-grade, liquid securities. The Company’s policy is designed to limit exposures to any one issuer depending on credit quality. Periodic evaluations of the relative credit standing of those issuers are considered in the Company’s investment strategy.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities as of November 30, 2017 (in thousands):

	As of November 30, 2017	Level 1	Level 2	Level 3
Assets:
Money markets (1)	$217,456	$217,456	$—	$—
Interest-bearing deposits (1)	59,312	—	59,312	—
Available-for-sale securities (1):
Commercial paper	250,794	—	250,794	—
U.S. agency securities	309,489	—	309,489	—
Corporate securities	620,479	—	620,479	—
Equity securities	721	721	—	—
Foreign currency derivatives (2)	156	—	156	—
Liabilities:
Foreign currency derivatives (3)	(174)	—	(174)	—
Total	$1,458,233	$218,177	$1,240,056	$—
__________

(1)
Included in Cash and cash equivalents, Investments in debt and equity securities, short-term or Investments in debt securities, long-term in the Company’s Consolidated Balance Sheet as of November 30, 2017, in addition to $862.9 million of cash.

(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet as of November 30, 2017.

(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet as of November 30, 2017.
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
__________

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

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table represents the Company’s investments measured at fair value as of November 30, 2017 (in thousands):

						Balance Sheet Classification
	Amortized Cost	Gross Unrealized		Aggregate Fair Value		Cash Equivalent Marketable Securities	Investments in debt and equity securities, short-term	Investments in debt securities, long-term
		Gains	Losses (1)
Money markets	$217,456	$—	$—	$217,456		$217,456	$—	$—
Interest-bearing deposits	59,312	—	—	59,312		—	59,312	—
Commercial paper	250,794	—	—	250,794		250,794	—	—
U.S. agency securities	312,391	—	(2,902)	309,489		—	78,231	231,258
Corporate securities	620,121	1,270	(912)	620,479		—	246,453	374,026
Equity securities	650	71	—	721		—	721	—
Total	$1,460,724	$1,341	$(3,814)	$1,458,251	—	$468,250	$384,717	$605,284
__________

(1)
As of November 30, 2017, there were $3.0 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer. The aggregate related fair value of all investments with unrealized losses was $540.1 million.

The following table summarizes the stated maturities of the Company’s investments in debt securities (in thousands):

	Total	Less than 1 Year	1-5 Years	More than 5 Years
Maturity of current and long-term investments in debt securities	$989,280	$383,996	$605,284	$—
The following table represents the Company’s investments measured at fair value as of February 28, 2017 (in thousands):

					Balance Sheet Classification
	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Cash Equivalent Marketable Securities	Investments in debt and equity securities, short-term	Investments in debt securities, long-term
		Gains	Losses (1)
Money markets	$258,188	$—	$—	$258,188	$258,188	$—	$—
U.S. agency securities	329,617	37	(2,224)	327,430	—	27,593	299,837
Corporate securities	714,226	1,416	(649)	714,993	—	342,390	372,603
Total	$1,302,031	$1,453	$(2,873)	$1,300,611	$258,188	$369,983	$672,440
__________

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

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows as of November 30, 2017 and for the three and nine months then ended (in thousands):

	As of November 30, 2017			Classification of Unrealized Gain (Loss) Recognized in Income on Derivatives	Three Months Ended November 30, 2017	Nine Months Ended November 30, 2017
	Balance Sheet Classification	Fair Value	Notional Value
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$156	$20,394	Other expense, net	$309	$1,589
Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	(174)	35,210	Other expense, net	(678)	(1,261)
Total		$(18)	$55,604		$(369)	$328
The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows as of November 30, 2016 and for the three and nine months then ended (in thousands):

	As of November 30, 2016			Classification of Unrealized Gain (Loss) Recognized in Income on Derivatives	Three Months Ended November 30, 2016	Nine Months Ended November 30, 2016
	Balance Sheet Classification	Fair Value	Notional Value
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$132	$25,849	Other expense, net	$555	$2,958
Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	(902)	15,765	Other expense, net	(1,182)	(2,181)
Total		$(770)	$41,614		$(627)	$777

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

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following summarizes share-based compensation expense recognized in the Company’s Consolidated Financial Statements for the three and nine months ended November 30, 2017 and November 30, 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2017	November 30, 2016	November 30, 2017	November 30, 2016
Cost of revenue	$4,199	$4,037	$12,408	$12,396
Sales and marketing	23,278	26,624	64,708	65,426
Research and development	14,937	13,814	42,603	38,785
General and administrative	9,904	10,266	23,264	24,766
Total share-based compensation expense (1)	$52,318	$54,741	$142,983	$141,373
__________

(1)
Total share-based compensation expense includes $2.9 million and $2.0 million respectively, of expense related to the Company’s employee stock purchase plan (“ESPP”) for the three months ended November 30, 2017 and November 30, 2016 and $8.8 million and $2.0 million, respectively, for the nine months ended November 30, 2017 and November 30, 2016.

Share-based compensation expense qualifying for capitalization was insignificant for each of the three and nine months ended November 30, 2017 and November 30, 2016. Accordingly, no share-based compensation expense was capitalized during the three and nine months ended November 30, 2017 and November 30, 2016.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

During the three and nine months ended November 30, 2017 and November 30, 2016, the Company granted the following share-based awards:

	Three Months Ended
	November 30, 2017		November 30, 2016
	Shares and Shares Underlying Awards	Weighted Average Per Share Award Fair Value	Shares and Shares Underlying Awards	Weighted Average Per Share Award Fair Value
Service-based shares and share units	699,066	$120.89	949,421	$76.19

	Nine Months Ended
	November 30, 2017			November 30, 2016
	Shares and Shares Underlying Awards		Weighted Average Per Share Award Fair Value	Shares and Shares Underlying Awards	Weighted Average Per Share Award Fair Value
Service-based shares and share units	1,585,904		$101.85	2,017,861	$75.62
Performance share units—target	261,760	(1)	$87.99	362,502	$76.68
Performance share awards	104,362	(2)	$87.99	140,182	$76.70
Total awards	1,952,026		$99.25	2,520,545	$75.83
__________
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
The following table reconciles the numerators and denominators of the earnings per share (“EPS”) calculation for the three and nine months ended November 30, 2017 and November 30, 2016 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 30, 2017	November 30, 2016	November 30, 2017	November 30, 2016
Net income, basic and diluted	$101,306	$67,943	$271,355	$187,900
Weighted average common shares outstanding	177,063	179,233	177,188	180,245
Incremental shares attributable to assumed vesting or exercise of outstanding equity award shares	3,518	2,935	3,281	2,980
Dilutive effect of convertible notes	4,109	514	2,928	228
Dilutive effect of warrants	1,470	—	—	—
Diluted shares	186,160	182,682	183,397	183,453
Diluted net income per share	$0.54	$0.37	$1.48	$1.02
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
Warrants to purchase 10,965,630 shares of the Company’s common stock at $101.65 per share were outstanding during the three and nine months ended November 30, 2017 and November 30, 2016. For the three months ended November 30, 2017, the warrants were included in the computation of diluted EPS because the warrants’ exercise price was lower than the average market price of the Company’s common stock during the related period. For the nine months ended November 30, 2017, the warrants were not included in the computation of diluted EPS because the warrants’ exercise price was greater than the average market price of the Company’s common stock during the related period.
The following share awards were not included in the computation of diluted EPS because the aggregate value of proceeds considered received upon either exercise or vesting was greater than the average market price of the Company’s common stock during the related periods and the effect of including such share awards in the computation would be anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2017	November 30, 2016	November 30, 2017	November 30, 2016
Number of shares considered anti-dilutive for calculating diluted EPS	353	71	117	938

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 10—Segment Reporting
The Company is organized primarily on the basis of three geographic business units: the Americas (U.S., Latin America and Canada), Europe, Middle East and Africa (“EMEA”) and Asia Pacific. These business units are aggregated into one reportable segment due to the similarity in nature of products and services provided, financial performance economic characteristics (e.g. revenue growth and gross margin), methods of production and distribution and customer classes (e.g. cloud service providers, distributors, reseller and enterprise).
The following summarizes revenue from unaffiliated customers and income (loss) from operations for the three and nine months ended November 30, 2017 and November 30, 2016 and total cash, cash equivalents and available-for-sale investment securities and total assets as of November 30, 2017 and November 30, 2016, by geographic segment (in thousands):

	Americas	EMEA	Asia Pacific	Corporate (1)	Consolidated

	Three Months Ended November 30, 2017
Revenue from unaffiliated customers	$471,773	$173,718	$102,487	$—	$747,978
Income (loss) from operations	$99,937	$42,086	$28,708	$(52,318)	$118,413

	Three Months Ended November 30, 2016
Revenue from unaffiliated customers	$393,589	$132,568	$89,103	$—	$615,260
Income (loss) from operations	$87,899	$22,608	$25,007	$(54,741)	$80,773

	Nine Months Ended November 30, 2017
Revenue from unaffiliated customers	$1,373,512	$477,110	$297,507	$—	$2,148,129
Income (loss) from operations	$284,229	$112,333	$87,001	$(142,983)	$340,580
Total cash, cash equivalents and available-for-sale investment securities	$1,071,638	$855,164	$394,371	$—	$2,321,173
Total assets	$2,877,183	$1,306,074	$576,227	$—	$4,759,484

	Nine Months Ended November 30, 2016
Revenue from unaffiliated customers	$1,144,841	$384,334	$253,788	$—	$1,782,963
Income (loss) from operations	$229,251	$76,506	$73,636	$(141,373)	$238,020
Total cash, cash equivalents and available-for-sale investment securities	$1,060,721	$611,380	$299,269	$—	$1,971,370
Total assets	$2,661,792	$981,044	$442,257	$—	$4,085,093
 __________

(1)	Amounts represent share-based compensation expense that was not allocated to geographic segments.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Supplemental information about geographic areas
The following table lists, for each of the three and nine months ended November 30, 2017 and November 30, 2016, revenue from unaffiliated customers in the United States, the Company’s country of domicile, and revenue from unaffiliated customers from foreign countries (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2017	November 30, 2016	November 30, 2017	November 30, 2016
United States, the Company’s country of domicile	$415,900	$352,109	$1,227,645	$1,024,404
Foreign	332,078	263,151	920,484	758,559
Total revenue from unaffiliated customers	$747,978	$615,260	$2,148,129	$1,782,963
Total tangible long-lived assets, net of accumulated depreciation, located in the United States, the Company’s country of domicile, and similar tangible long-lived assets, net of accumulated depreciation, held outside the United States are summarized in the following table as of November 30, 2017 and February 28, 2017 (in thousands):

	November 30, 2017	February 28, 2017
United States, the Company’s country of domicile	$134,943	$133,492
Foreign	66,864	56,137
Total tangible long-lived assets	$201,807	$189,629
Supplemental information about major customers
For each of the three months ended November 30, 2017 and November 30, 2016, the U.S. government and its agencies represented in the aggregate approximately 10% of the Company’s total revenue. For each of the nine months ended November 30, 2017 and November 30, 2016, the U.S. government and its agencies represented in the aggregate approximately 11% and 10% of the Company’s total revenue, respectively.
At November 30, 2017, the Company had one customer whose accounts receivable balance individually represented 11% of total accounts receivable. As of February 28, 2017, no individual customer accounted for 10% or more of the Company’s total accounts receivable.
Supplemental information about products and services
The following table, for each of the three and nine months ended November 30, 2017 and November 30, 2016, provides further detail, by type, of the Company’s subscription and services revenues. Infrastructure-related offerings subscription revenue includes subscription revenue generated from Red Hat Enterprise Linux and related technologies such as Red Hat Satellite and Red Hat Enterprise Virtualization. Subscription revenue generated from the Company’s Application Development-related and other emerging technology offerings includes Red Hat JBoss Middleware, Red Hat Storage, Red Hat Mobile Application Platform and Red Hat cloud offerings such as Red Hat OpenStack Platform, Red Hat OpenShift and Red Hat CloudForms (in thousands):

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30, 2017	November 30, 2016	November 30, 2017	November 30, 2016
Subscription revenue:
Infrastructure-related offerings	$494,974	$431,142	$1,440,383	$1,261,359
Application Development-related and other emerging technology offerings	161,858	112,176	450,519	314,833
Total subscription revenue	656,832	543,318	1,890,902	1,576,192
Training and services revenue:
Consulting services	69,499	53,517	196,161	155,103
Training	21,647	18,425	61,066	51,668
Total training and services revenue	91,146	71,942	257,227	206,771
Total subscription and training and services revenue	$747,978	$615,260	$2,148,129	$1,782,963

NOTE 11—Commitments and Contingencies
Operating leases
As of November 30, 2017, the Company had leases of office space and certain equipment under various non-cancellable operating leases. Rent expense under operating leases for the three months ended November 30, 2017 and November 30, 2016 was $12.9 million and $11.8 million, respectively. Rent expense under operating leases for the nine months ended November 30, 2017 and November 30, 2016 was $38.1 million and $32.6 million, respectively.
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

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
The consideration paid was $49.8 million in cash. Based on management’s provisional assessment of the acquisition-date fair value of the assets acquired and liabilities assumed, the total consideration transferred of $49.8 million was allocated to the Company’s assets and liabilities on a preliminary basis as follows: $39.4 million to goodwill, $10.4 million to identifiable intangible assets and a nominal amount to working capital. The goodwill acquired is expected to be deductible for tax purposes.
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
During the three months ended November 30, 2017, the Company completed its assessment of the acquisition-date fair value of the assets acquired and liabilities assumed. As a result of the Company’s completed assessment, the total consideration transferred of $34.2 million was allocated to the Company’s assets and liabilities as follows: $25.4 million to goodwill, $11.3 million to identifiable intangible assets and $2.5 million to working capital as a net current liability.
Transaction costs
The Company incurred approximately $1.3 million in transaction costs, including legal and accounting fees, relating to both the Permabit and Codenvy acquisitions. These transaction costs have been expensed as incurred and included in General and administrative expense on the Company’s Consolidated Statement of Operations for the nine months ended November 30, 2017.
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
Pro forma consolidated financial information
Pro forma consolidated financial information for the three and nine months ended November 30, 2017 and November 30, 2016 have not been provided because the acquisitions of Permabit, Codenvy and 3scale would not have had a significant impact on consolidated operating results if the acquisitions had closed on March 1, 2016.
Goodwill
The following is a summary of changes in goodwill for the nine months ended November 30, 2017 (in thousands):

Balance at February 28, 2017	$1,040,709
Acquisitions	64,837
Impact of foreign currency fluctuations	15,411
Balance at November 30, 2017	$1,120,957

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

NOTE 14—Convertible Notes
Convertible note offering
On October 7, 2014, the Company completed its offering of convertible notes. The convertible notes were sold in a private placement under a purchase agreement, dated as of October 1, 2014, entered into by and among the Company and the initial purchasers, for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. For additional information, see NOTE 21—Convertible Notes to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2017.
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
The convertible notes are convertible into shares of the Company’s common stock at an initial conversion rate of 13.6219 shares per $1,000 principal amount of the convertible notes (which is equivalent to an initial conversion price of approximately $73.41 per share), subject to adjustment upon the occurrence of certain events. Upon conversion of the convertible notes, holders will receive cash or shares of the Company’s common stock or a combination thereof, at the Company’s election.
At their option, holders may convert their convertible notes prior to the close of business on the business day immediately preceding April 1, 2019, only upon the occurrence of certain circumstances. For example, during any fiscal quarter commencing after the fiscal quarter ended on November 30, 2014 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price, the convertible notes become convertible at the holders’ option. The price of the Company’s common stock was greater than or equal to 130% of the conversion price, which is $95.43, for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the fiscal quarters ended August 31, 2017 and November 30, 2017. Therefore, as of November 30, 2017, the convertible notes remain convertible at the holders’ option until February 28, 2018.
On and after April 1, 2019, holders may convert their convertible notes at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the convertible notes. Based on the closing price of the Company’s common stock of $126.76 on the last trading day of the third quarter of the fiscal year ending February 28, 2018, the if-converted value of the convertible notes as of November 30, 2017 exceeded their principal amount by approximately $585.0 million.
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

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
In accounting for the issuance of the convertible notes, the Company separated the convertible notes into liability and equity components. The Company allocated the total transaction costs incurred to the liability and equity components based on their relative fair values. Issuance costs attributable to the liability component are being amortized to interest expense over the term of the convertible notes. The excess of the face value of the convertible notes as a whole over the carrying amount of the liability component (the “debt discount”) is being amortized to interest expense over the term of the convertible notes. As of November 30, 2017 and February 28, 2017, the convertible notes consisted of the following (in thousands):

	November 30, 2017	February 28, 2017
Liability component:
Principal	$804,994	$805,000
Less: debt issuance costs	(5,395)	(7,442)
Less: debt discount	(37,232)	(51,925)
Net carrying amount	$762,367	$745,633
Equity component (1)	$96,890	$96,890
__________
(1) Recognized in the Consolidated Balance Sheets in Additional paid-in capital.

The following table includes total interest expense recognized related to the convertible notes for the three and nine months ended November 30, 2017 and November 30, 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2017	November 30, 2016	November 30, 2017	November 30, 2016
Coupon rate 0.25% per year, payable semiannually	$503	$503	$1,509	$1,509
Amortization of convertible note issuance costs — liability component	694	653	2,047	1,927
Accretion of debt discount	4,936	4,800	14,693	14,284
Total interest expense related to convertible notes	$6,133	$5,956	$18,249	$17,720
The fair value of the convertible notes, which was determined based on inputs that are observable in the market (Level 2), and the carrying value of the convertible notes (the carrying value excludes the equity component of the convertible notes classified in equity) are as follows (in thousands):

	As of November 30, 2017
	Fair Value	Carrying Value
Convertible notes	$776,424	$762,367
Convertible note hedge transactions and warrant transactions
On October 1, 2014, the Company entered into convertible note hedge transactions and warrant transactions with certain of the initial purchasers of the convertible notes or their respective affiliates.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The convertible note hedge transactions are expected to offset, to the extent the Company’s common stock per share price does not exceed $101.65, the potential dilution with respect to shares of the Company’s common stock upon any conversion of the convertible notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted notes, as the case may be. To partially offset the $148.0 million cost of the convertible note hedge transactions, the Company issued warrants and received proceeds of $79.8 million. The number of shares of the Company’s common stock underlying the warrants total 10,965,630, the number of shares originally underlying the convertible notes and the convertible note hedge transactions. The combination of the convertible note hedge transactions and the warrant transactions effectively increases the initial conversion price of the convertible notes from $73.41 per share to $101.65 per share. As a result, the warrant transactions will have a dilutive effect with respect to the Company’s common stock to the extent that the market price per share of the Company’s common stock, as measured under the terms of the warrant transactions, exceeds the $101.65 strike price of the warrants. However, subject to certain conditions, the Company may elect to settle all of the warrants in cash.

NOTE 15—Subsequent Events
On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. This new law includes significant changes to the U.S. corporate income tax system, including a permanent reduction in the corporate income tax rate from 35% to 21%, limitations on the deductibility of interest expense and executive compensation and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system. While the Company continues to assess the impact of the new law on its consolidated financial statements, the Company anticipates an estimated increase to tax expense of between $100 million to $120 million for one-time items to be included in the Company’s financial results for the fourth fiscal quarter ending February 28, 2018 related to the transition tax associated with deemed repatriation of foreign earnings and the re-measurement of deferred tax assets and liabilities. The portion of this anticipated increase to tax expense attributable to the transition tax is payable over a period of up to eight years. This preliminary estimate may be impacted by a number of additional considerations, including but not limited to the issuance of the final regulations, our ongoing analysis of the new law and our actual earnings for the fiscal year ending February 28, 2018.
As a result of the transition tax associated with deemed repatriation of foreign earnings discussed above, the Company currently expects to repatriate a portion of its Euro-denominated earnings. In an effort to mitigate the impact of foreign currency fluctuations on the U.S. dollar value of these to-be repatriated earnings, the Company has entered into a foreign currency forward contract with a third-party financial institution. This forward contract will settle February 15, 2018 and has been designated as a net-investment hedge. As a result of electing to designate this forward contract as a net-investment hedge, any gain or loss recognized from changes in Euro to U.S. dollar exchange rates during the hedge period will be credited or charged, respectively, to Accumulated other comprehensive loss in the Company’s Consolidated Balance Sheet as of February 28, 2018.

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
In our fiscal year ending February 28, 2018, we are focused on, among other things: (i) driving the widespread adoption of our offerings, (ii) expanding our portfolio of technology offerings that enable hybrid cloud computing, (iii) investing in the development of open source technologies and promoting the use of our technologies by software developers globally, (iv) pursuing strategic acquisitions and alliances, (v) expanding relationships with our existing customers, (vi) increasing revenue by promoting a range of services to help our customers derive additional value, (vii) expanding routes to market, and (viii) growing our presence in international markets.

Non-GAAP disclosures
In accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”), the income statements of our non-U.S. operations are translated into U.S. dollars using the average exchange rates for each month in an applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of transactions denominated in foreign currencies results in increased revenue, as stated in U.S. dollars, for our non-U.S. operations. Similarly, revenue, as stated in U.S. dollars, for our non-U.S. operations decreases if the U.S. dollar strengthens against foreign currencies. In this Part I, Item 2, we disclose non-GAAP amounts and growth rates that exclude the impact of foreign currency exchange rate fluctuations for the three and nine months ended November 30, 2017 in an effort to provide a comparable framework for assessing how our business performed in light of the effect of exchange rate differences when compared to the three and nine months ended November 30, 2016. To compute the non-GAAP impact of foreign currency exchange rate fluctuations, we translate amounts from our non-U.S. operations for the three and nine months ended November 30, 2017 using the average foreign currency exchange rate for the three and nine months ended November 30, 2016.
Revenue
For the three months ended November 30, 2017, total revenue increased 21.6%, or $132.7 million, to $748.0 million from $615.3 million for the three months ended November 30, 2016. Excluding the impact of foreign currency exchange rate fluctuations, total revenue increased by 20.0% for the three months ended November 30, 2017, as detailed in the following table.

The growth rates of subscription revenue by offering type, training and services revenue and total revenue, as reported and excluding the impact of foreign currency exchange rate fluctuations, for the three and nine months ended November 30, 2017 versus the three and nine months ended November 30, 2016 are as follows (in thousands):

	Three Months Ended			Nine Months Ended
	November 30, 2017	November 30, 2016	Year-Over-Year Growth Rate	November 30, 2017	November 30, 2016	Year-Over-Year Growth Rate
Infrastructure-related subscription revenue, as reported	$494,974	$431,142	14.8%	$1,440,383	$1,261,359	14.2%
Adjustment for foreign currency exchange rates	(5,477)	—		(3,599)	—
Infrastructure-related subscription revenue, excluding foreign currency impact	489,497	431,142	13.5%	1,436,784	1,261,359	13.9%

Application Development-related and other emerging technology subscription revenue, as reported	161,858	112,176	44.3%	450,519	314,833	43.1%
Adjustment for foreign currency exchange rates	(2,652)	—		(2,491)	—
Application Development-related and other emerging technology subscription revenue, excluding foreign currency impact	159,206	112,176	41.9%	448,028	314,833	42.3%

Total subscription revenue, as reported	656,832	543,318	20.9%	1,890,902	1,576,192	20.0%
Adjustment for foreign currency exchange rates	(8,129)	—		(6,090)	—
Total subscription revenue, excluding foreign currency impact	648,703	543,318	19.4%	1,884,812	1,576,192	19.6%

Total training and services revenue, as reported	91,146	71,942	26.7%	257,227	206,771	24.4%
Adjustment for foreign currency exchange rates	(1,433)	—		(996)	—
Total training and services revenue, excluding foreign currency impact	89,713	71,942	24.7%	256,231	206,771	23.9%

Total subscription and training and services revenue, as reported	747,978	615,260	21.6%	2,148,129	1,782,963	20.5%
Adjustment for foreign currency exchange rates	(9,562)	—		(7,086)	—
Total subscription and training and services revenue, excluding foreign currency impact	$738,416	$615,260	20.0%	$2,141,043	$1,782,963	20.1%

Subscription revenue
Our enterprise technologies are delivered primarily under subscription agreements. These agreements typically have a one- or three-year subscription period. A subscription generally entitles a customer to, among other things, a specified level of support, as well as security updates, fixes, functionality enhancements, upgrades to the technologies, each if and when available, and compatibility with an ecosystem of certified hardware and software. Subscription revenue increased sequentially for the first, second and third quarter of fiscal 2018 and for each quarter of fiscal 2017 and fiscal 2016 and was driven primarily by the increased use of our offerings by customers and our expansion of sales channels and geographic footprint during these periods.
Subscription revenue increased 20.9%, or $113.5 million, for the three months ended November 30, 2017 as compared to the three months ended November 30, 2016. Excluding the impact of foreign currency exchange rate fluctuations, subscription revenue increased by 19.4% for the three months ended November 30, 2017. The increase in subscription revenue is driven primarily by additional subscriptions related to our principal Red Hat Enterprise Linux, Red Hat JBoss Middleware and Red Hat cloud offerings, which continue to gain broader market acceptance in mission-critical areas of computing, and our expansion of sales channels and geographic footprint. The increase is, in part, a result of the continued migration of enterprises in industries such as financial services, government, technology and telecommunications to our open source solutions from proprietary technologies.
Training and services revenue
Training and services revenue increased 26.7%, or $19.2 million, for the three months ended November 30, 2017 as compared to the three months ended November 30, 2016. Excluding the impact of foreign currency exchange rates, training and services revenue increased by 24.7%. The increase is driven primarily by customer interest in new products and increased demand for our open source solutions.
Deferred revenue and billings proxy
Year-to-date deferred revenue
Our deferred revenue, current and long-term, balance at November 30, 2017 was $2.11 billion. Total deferred revenue at November 30, 2017 increased 1.7%, or $35.6 million, as compared to the balance of $2.07 billion at February 28, 2017. Excluding the impact of foreign currency exchange rate fluctuations, total deferred revenue decreased by 1.4%, or $29.0 million, from February 28, 2017 to November 30, 2017. Because of our subscription model and revenue recognition policies, deferred revenue improves predictability of future revenue. For example, current deferred revenue provides a baseline for revenue to be recognized over the next twelve months. Similarly, long-term deferred revenue provides a baseline for revenue to be recognized beyond twelve months. Revenue derived from CCSPs for the delivery of our technologies as a service available on demand is recognized by us upon delivery and billed in arrears. As a result, revenue derived from CCSPs has no associated deferred revenue.
The increase in deferred revenue reported on our Consolidated Balance Sheets of $35.6 million differs from the decrease of $29.0 million we reported on our Consolidated Statements of Cash Flows for the nine months ended November 30, 2017 as the amount reported on our Consolidated Statements of Cash Flows excludes the impact of changes in foreign currency exchange rates used to translate deferred revenue balances from our foreign subsidiaries’ functional currency into U.S. dollars and an insignificant amount of deferred revenue acquired from business combinations.

Below is a summary of our deferred revenue as of November 30, 2017 and February 28, 2017 (in thousands):

	November 30, 2017	February 28, 2017	Year-to-Date Growth Rate
Current deferred revenue, as reported	$1,482,428	$1,512,762	(2.0)%
Adjustment for foreign currency exchange rates	(43,175)
Current deferred revenue, excluding foreign currency impact	$1,439,253	$1,512,762	(4.9)%

Long-term deferred revenue, as reported	$623,150	$557,194	11.8%
Adjustment for foreign currency exchange rates	(21,440)
Long-term deferred revenue, excluding foreign currency impact	$601,710	$557,194	8.0%

Total deferred revenue, as reported	$2,105,578	$2,069,956	1.7%
Adjustment for foreign currency exchange rates	(64,615)
Total deferred revenue, excluding foreign currency impact	$2,040,963	$2,069,956	(1.4)%
Year-over-year deferred revenue
Total deferred revenue increased by 23.3%, or $397.6 million, to $2.11 billion at November 30, 2017 from $1.71 billion at November 30, 2016. Excluding the impact of foreign currency exchange rate fluctuations, total deferred revenue increased by 19.2%, or $328.4 million, from November 30, 2016 to November 30, 2017. This increase in deferred revenue of $328.4 million is the summation of the changes in deferred revenue reported on our Consolidated Statements of Cash Flows for each quarter of the four-fiscal-quarter period ended November 30, 2017, which includes an insignificant amount of deferred revenue acquired from business combinations.
Below is a summary of our deferred revenue as of November 30, 2017 and November 30, 2016 (in thousands):

	November 30, 2017	November 30, 2016	Year-Over-Year Growth Rate
Current deferred revenue, as reported	$1,482,428	$1,225,421	21.0%
Adjustment for foreign currency exchange rates	(46,432)
Current deferred revenue, excluding foreign currency impact	$1,435,996	$1,225,421	17.2%

Long-term deferred revenue, as reported	$623,150	$482,557	29.1%
Adjustment for foreign currency exchange rates	(22,761)
Long-term deferred revenue, excluding foreign currency impact	$600,389	$482,557	24.4%

Total deferred revenue, as reported	$2,105,578	$1,707,978	23.3%
Adjustment for foreign currency exchange rates	(69,193)
Total deferred revenue, excluding foreign currency impact	$2,036,385	$1,707,978	19.2%
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

Below is a summary of our billings proxy for the three months ended November 30, 2017 and November 30, 2016 (in thousands):

	Three Months Ended
	November 30, 2017	November 30, 2016	Year-Over-Year Growth Rate
Revenue, as reported	$747,978	$615,260	21.6%
Change in deferred revenue, as reported on Statements of Cash Flows	57,275	64,181
Billings proxy	805,253	679,441	18.5%
Adjustment to revenue for foreign currency exchange rates	(9,562)
Billings proxy, excluding foreign currency impact	$795,691	$679,441	17.1%
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
Below is a summary of our four-fiscal-quarter period rolling average billings proxy for the four-fiscal-quarter periods ended November 30, 2017 and November 30, 2016 (in thousands):

	Four-Fiscal-Quarter Period Ended
	November 30, 2017	November 30, 2016	Year-Over-Year Growth Rate
Four-fiscal-quarter period rolling average billings proxy	776,338	634,503	22.4%
Adjustment to revenue for foreign currency exchange rates	(1,407)
Four-fiscal-quarter period rolling average billings proxy, excluding foreign currency impact	$774,931	$634,503	22.1%
For information regarding seasonality and the value of non-cancellable subscription and services agreements to be billed in the future and not reflected in our financial statements, see Part II, Item 7 under “Overview” of our Annual Report on Form 10-K for the fiscal year ended February 28, 2017.
Revenue by geography
For the three months ended November 30, 2017, approximately $332.1 million, or 44.4%, of our revenue was generated outside the U.S. compared to approximately $263.2 million, or 42.8%, for the three months ended November 30, 2016. Our international operations are expected to grow as our international sales force and channels become more mature and as we enter new locations outside the U.S. or expand our presence in existing international locations. As of November 30, 2017, we had offices in more than 90 locations throughout the world.

We operate our business in three geographic regions: the Americas (U.S., Latin America and Canada); EMEA (Europe, Middle East and Africa); and Asia Pacific (principally Australia, China, India, Japan, Singapore and South Korea). Revenue and related year-over-year (“YOY”) revenue growth rates generated by the Americas, EMEA and Asia Pacific for the three months ended November 30, 2017 and the three months ended November 30, 2016 were as follows (in thousands):

	Americas		EMEA		Asia Pacific		Consolidated
Three Months Ended	Revenue	YoY Growth %	Revenue	YoY Growth %	Revenue	YoY Growth %	Revenue	YoY Growth %
November 30, 2017, as reported	$471,773	19.9%	$173,718	31.0%	$102,487	15.0%	$747,978	21.6%
Adjustment for foreign currency exchange rates	(85)		(11,478)		2,001		(9,562)
November 30, 2017, excluding foreign currency impact	$471,688	19.8%	$162,240	22.4%	$104,488	17.3%	$738,416	20.0%

November 30, 2016, as reported	$393,589	15.0%	$132,568	15.4%	$89,103	34.4%	$615,260	17.5%
Adjustments for foreign currency exchange rates	606		801		(6,388)		(4,981)
November 30, 2016, excluding foreign currency impact	$394,195	15.1%	$133,369	16.1%	$82,715	24.8%	$610,279	16.6%

As we expand further within each region, we anticipate revenue growth rates in local currencies to become more similar among our geographic regions due to the similarity of products and services offered and the similarity in customer types or classes.
Gross profit margin
Gross profit margin decreased to 85.1% for the three months ended November 30, 2017 from 85.3% for the three months ended November 30, 2016. This decrease was driven by a higher mix of training and services revenue relative to subscription revenue. Training and services revenue as a percentage of total revenue was 12.2% for the three months ended November 30, 2017 as compared to 11.7% the three months ended November 30, 2016.
Gross profit margin by geography
Gross profit margins by our geographic regions for the three months ended November 30, 2017 and November 30, 2016 were as follows:

	Americas	EMEA	Asia Pacific	Consolidated (1)
Three Months Ended November 30, 2017	85.7%	87.4%	82.5%	85.1%
Three Months Ended November 30, 2016	86.8%	85.6%	82.8%	85.3%
__________

(1)
Consolidated gross margin includes corporate (non-allocated) share-based compensation expense for the three months ended November 30, 2017 and November 30, 2016 of $4.2 million and $4.0 million, respectively. For additional information, see NOTE 10—Segment Reporting to our Consolidated Financial Statements.

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

Income from operations
Operating income as a percentage of revenue increased to 15.8% for the three months ended November 30, 2017 from 13.1% for the three months ended November 30, 2016. The increase was primarily driven by an increase in revenue and additional sales productivity.
Income from operations by geography
Operating income as a percentage of revenue generated by our geographic regions for the three months ended November 30, 2017 and the three months ended November 30, 2016 was as follows:

	Americas	EMEA	Asia Pacific	Consolidated (1)
Three Months Ended November 30, 2017	21.2%	24.2%	28.0%	15.8%
Three Months Ended November 30, 2016	22.3%	17.1%	28.1%	13.1%

__________

(1)
Consolidated operating income as a percentage of revenue includes corporate (non-allocated) share-based compensation expense for the three months ended November 30, 2017 and November 30, 2016 of $52.3 million and $54.7 million, respectively. For additional information, see NOTE 10—Segment Reporting to our Consolidated Financial Statements.

These geographic operating margins exclude the impact of share-based compensation expense, which was not allocated to our geographic segments. Operating income as a percentage of revenue for EMEA increased to 24.2% for the three months ended November 30, 2017 from 17.1% for the three months ended November 30, 2016 primarily driven by an increase in revenue and additional sales productivity.
Cash, cash equivalents, investments in debt and equity securities and cash flow from operations
Cash, cash equivalents and short-term and long-term available-for-sale investments in debt and equity securities balances at November 30, 2017 totaled $2.32 billion. Cash generated from operating activities for the three months ended November 30, 2017 totaled $160.3 million, which represents an increase of 17.6% in operating cash flow as compared to the three months ended November 30, 2016. This increase is primarily due to an increase in subscription and services revenues and billings and collections occurring earlier in the quarter during the three months ended November 30, 2017.
Our significant cash and investment balances give us a measure of flexibility to take advantage of opportunities such as acquisitions, increasing investment in our international operations and repurchasing our common stock.
Foreign currency exchange rates’ impact on results of operations
Approximately 44.4% of our revenue for the three months ended November 30, 2017 came from sales outside the U.S. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component of net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions results in increased revenue and operating expenses from operations for our non-U.S. operations. Similarly, our revenue and operating expenses will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Three months ended November 30, 2017
Using the average foreign currency exchange rates for the three months ended November 30, 2016, our revenue and operating expenses from non-U.S. operations for the three months ended November 30, 2017 would have been lower than we reported by approximately $9.6 million and $8.8 million, respectively, which would have resulted in income from operations being lower by $0.8 million.
Nine months ended November 30, 2017
Using the average foreign currency exchange rates for the nine months ended November 30, 2016, our revenue and operating expenses from non-U.S. operations for the nine months ended November 30, 2017 would have been lower than we reported by approximately $7.1 million each, thereby offsetting any impact to consolidated income from operations.

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
Purchase price and transaction costs
Combined cash consideration paid for Permabit and Codenvy totaled $84.0 million. Based on management’s provisional assessment of the acquisition-date fair value of the assets acquired and liabilities assumed, the total consideration transferred of $84.0 million was allocated to assets and liabilities on a preliminary basis as follows: $64.8 million to goodwill, $21.7 million to identifiable intangible assets and $2.5 million to working capital as a net current liability.
We incurred approximately $1.3 million in transaction costs, including legal and accounting fees, relating to the acquisitions. These transaction costs have been expensed as incurred and included in general and administrative expense on our Consolidated Statement of Operations for the nine months ended November 30, 2017.
Recent developments
In January 2018, computer security researchers publicly disclosed the discovery of hardware-based security vulnerabilities known as Meltdown and Spectre. These vulnerabilities affect many modern microprocessors and could allow an unauthorized individual to gain access to privileged memory that would otherwise be inaccessible. We have issued updates for some of our offerings and are in the process of developing additional updates designed to address these vulnerabilities. Such updates could slow the performance of affected machines. The impact of these of vulnerabilities on our business is uncertain.

RESULTS OF OPERATIONS
Three months ended November 30, 2017 and November 30, 2016
The following table is a summary of our results of operations for the three months ended November 30, 2017 and November 30, 2016 (in thousands):

	Three Months Ended (Unaudited)
	November 30, 2017	November 30, 2016	$ Change	% Change
Revenue:
Subscriptions	$656,832	$543,318	$113,514	20.9%
Training and services	91,146	71,942	19,204	26.7
Total subscription and training and services revenue	747,978	615,260	132,718	21.6
Cost of subscription and training and services revenue:
Cost of subscriptions	47,277	40,660	6,617	16.3
As a % of subscription revenue	7.2%	7.5%
Cost of training and services	64,482	49,793	14,689	29.5
As a % of training and services revenue	70.7%	69.2%
Total cost of subscription and training and services revenue	111,759	90,453	21,306	23.6
As a % of total revenue	14.9%	14.7%
Total gross profit	636,219	524,807	111,412	21.2
Operating expense:
Sales and marketing	308,388	267,080	41,308	15.5
Research and development	145,580	122,469	23,111	18.9
General and administrative	63,838	54,485	9,353	17.2
Total operating expense	517,806	444,034	73,772	16.6
Income from operations	118,413	80,773	37,640	46.6
Interest income	4,864	3,346	1,518	45.4
Interest expense	6,180	6,009	171	2.8
Other expense, net	(1,187)	(1,392)	205	(14.7)
Income before provision for income taxes	115,910	76,718	39,192	51.1
Provision for income taxes	14,604	8,775	5,829	66.4
Net income	$101,306	$67,943	$33,363	49.1%
Gross profit margin-subscriptions	92.8%	92.5%
Gross profit margin-training and services	29.3%	30.8%
Gross profit margin	85.1%	85.3%
As a % of total revenue:
Subscription revenue	87.8%	88.3%
Training and services revenue	12.2%	11.7%
Sales and marketing expense	41.2%	43.4%
Research and development expense	19.5%	19.9%
General and administrative expense	8.5%	8.9%
Total operating expenses	69.2%	72.2%
Income from operations	15.8%	13.1%
Income before provision for income taxes	15.5%	12.5%
Net income	13.5%	11.0%

Revenue
Subscription revenue
Subscription revenue, which is primarily comprised of direct and indirect sales of Red Hat offerings, increased by 20.9%, or $113.5 million, to $656.8 million for the three months ended November 30, 2017 from $543.3 million for the three months ended November 30, 2016.
Revenue derived from the sale of subscriptions supporting our Infrastructure-related offerings increased by 14.8%, or $63.8 million, to $495.0 million for the three months ended November 30, 2017 from $431.1 million for the three months ended November 30, 2016. The increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion, and the continued migration of customers to our open source Linux platform from proprietary operating systems.
Revenue derived from the sale of subscriptions supporting our Application Development-related and other emerging technology offerings increased by 44.3%, or $49.7 million, to $161.9 million for the three months ended November 30, 2017 from $112.2 million for the three months ended November 30, 2016. The increase is primarily due to additional subscriptions for Red Hat JBoss Middleware and Red Hat cloud offerings. We expect the growth rate of revenue derived from our Application Development-related and other emerging technology offerings to exceed the growth rate of revenue derived from our Infrastructure-related offerings as our Application Development-related and other emerging technology offerings continue to gain broader market acceptance in the enterprise IT environment.
Training and services revenue
Training revenue includes fees paid by our customers for delivery of educational materials and instruction. Services revenue includes fees received from customers for consulting services regarding our offerings, deployment of Red Hat technologies and for delivery of added functionality to Red Hat technologies for our major customers and OEM partners. Total training and services revenue increased by 26.7%, or $19.2 million, to $91.1 million for the three months ended November 30, 2017 from $71.9 million for the three months ended November 30, 2016. Training revenue increased by 17.5%, or $3.2 million as a result of increased adoption of our Red Hat Learning Subscription (“RHLS”) offering and increased consumption of training related to our emerging technology offerings. Services revenue increased by 29.9%, or $16.0 million, as a result of an increase in consulting engagements driven by increased demand for our open source cloud enabling solutions such as OpenShift and Ansible. We expect services revenue to continue growing, though at a slower pace than subscription revenue, as we continue to expand our reach by enabling our channel partners to provide consulting services on our behalf. Combined training and services revenue as a percentage of total revenue was 12.2% and 11.7%, respectively, for the three months ended November 30, 2017 and November 30, 2016.
Cost of revenue
Cost of subscription revenue
The cost of subscription revenue primarily consists of expenses we incur to support, distribute and package Red Hat offerings. These costs include labor-related costs to provide technical support, security updates and fixes, as well as costs for fulfillment. Cost of subscription revenue increased by 16.3%, or $6.6 million, to $47.3 million for the three months ended November 30, 2017 from $40.7 million for the three months ended November 30, 2016. The overall increase is primarily due to employee compensation expense, which increased $5.6 million, due to the expansion of our technical staff in order to meet the demands of our growing subscriber base for support, security updates and fixes, especially with respect to the increase in demand for our emerging technology offerings. As the number of our open source technology subscriptions continues to increase, we expect associated support costs will continue to increase, although we anticipate this will occur at a rate slower than that of subscription revenue growth due to economies of scale. Gross profit margin on subscriptions increased to 92.8% for the three months ended November 30, 2017 from 92.5% for the three months ended November 30, 2016.
Cost of training and services revenue
Cost of training and services revenue is mainly comprised of personnel and third-party consulting costs for the design, development and delivery of custom engineering, training courses and professional services provided to various types of customers. Cost of training and services revenue increased by 29.5%, or $14.7 million, to $64.5 million for the three months ended November 30, 2017 from $49.8 million for the three months ended November 30, 2016. The increase in costs to deliver services includes $7.7 million increased employee compensation expense and increased outside contractor fees of $5.5 million. The increase in employee compensation expense and outside contractor fees is due to the expansion of our professional consulting teams needed to meet the growing demand for services related to our emerging technology offerings. Total costs to deliver training and services as a percentage of training and services revenue increased to 70.7% for the three months ended November 30, 2017 from 69.2% for the three months ended November 30, 2016.

Gross profit margin
Gross profit margin decreased to 85.1% for the three months ended November 30, 2017 from 85.3% for the three months ended November 30, 2016. This decrease was driven by a higher mix of training and services revenue relative to subscription revenue. Training and services revenue as a percentage of total revenue was 12.2% for the three months ended November 30, 2017 as compared to 11.7% for the three months ended November 30, 2016.
Operating expenses
Sales and marketing
Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expense increased by 15.5%, or $41.3 million, to $308.4 million for the three months ended November 30, 2017 from $267.1 million for the three months ended November 30, 2016. This increase was primarily due to a $27.9 million increase in selling costs, which includes $18.8 million of additional employee compensation expense attributable to the expansion of our sales force from the prior year. The remaining increase relates to marketing costs, which grew 20.6%, or $13.4 million, for the three months ended November 30, 2017 as compared to the three months ended November 30, 2016 and includes incremental employee compensation expense and marketing program costs of $7.6 million and $3.8 million, respectively. Primarily, as a result of additional sales productivity, sales and marketing expense decreased as a percentage of revenue to 41.2% for the three months ended November 30, 2017 from 43.4% for the three months ended November 30, 2016.
Research and development
Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased by 18.9%, or $23.1 million, to $145.6 million for the three months ended November 30, 2017 from $122.5 million for the three months ended November 30, 2016. The increase in research and development costs primarily resulted from the expansion of our engineering group as a result of both direct hires and business combinations as we continue investing in Application Development-related and other emerging technologies. Employee compensation expense increased by $18.4 million. As a result of additional sales productivity, research and development expense was 19.5% of total revenue for the three months ended November 30, 2017 compared to 19.9% for the three months ended November 30, 2016.
General and administrative
General and administrative expense consists primarily of personnel and related costs for general corporate functions, including information systems, finance, accounting, legal, human resources and facilities expense. General and administrative expense increased by 17.2%, or $9.4 million, to $63.8 million for the three months ended November 30, 2017 from $54.5 million for the three months ended November 30, 2016. General and administrative expense as a percentage of revenue was 8.5% and 8.9% for the three months ended November 30, 2017 and November 30, 2016, respectively. We expect general and administrative costs to continue to decrease relative to revenue as we leverage benefits from investments made during the current fiscal year to expand and enhance our corporate processes and technology infrastructure.
Interest income
Interest income increased by 45.4%, or $1.5 million, for the three months ended November 30, 2017 as compared to the three months ended November 30, 2016. The increase in interest income for the three months ended November 30, 2017 is attributable to higher yields earned on larger cash and investment balances.
Interest expense
Interest expense increased by $0.2 million for the three months ended November 30, 2017 as compared to the three months ended November 30, 2016. Interest expense is primarily attributable to the interest on the Company’s 0.25% Convertible Senior Notes due 2019 (the “convertible notes”).
Other expense, net
Other expense, net is primarily attributable to net losses recognized from the settlement of foreign currency transactions during the three months ended November 30, 2017 and November 30, 2016.

Income taxes
The effective tax rates for the three months ended November 30, 2017 and November 30, 2016 differed from the U.S. federal statutory rate of 35.0% primarily due to excess tax benefits from share-based compensation, foreign income taxed at lower rates, research tax credits and the domestic-production-activities deduction. Tax expense for the three months ended November 30, 2017 and November 30, 2016 included net discrete tax benefits of $15.5 million and $11.9 million, respectively, primarily related to net excess tax benefits from share-based compensation.

Nine months ended November 30, 2017 and November 30, 2016
The following table is a summary of our results of operations for the nine months ended November 30, 2017 and November 30, 2016 (in thousands):

	Nine Months Ended (Unaudited)
	November 30, 2017	November 30, 2016	$ Change	% Change
Revenue:
Subscriptions	$1,890,902	$1,576,192	$314,710	20.0%
Training and services	257,227	206,771	50,456	24.4
Total subscription and training and services revenue	2,148,129	1,782,963	365,166	20.5
Cost of subscription and training and services revenue:
Cost of subscriptions	137,234	116,882	20,352	17.4
As a % of subscription revenue	7.3%	7.4%
Cost of training and services	181,938	145,289	36,649	25.2
As a % of training and services revenue	70.7%	70.3%
Total cost of subscription and training and services revenue	319,172	262,171	57,001	21.7
As a % of total revenue	14.9%	14.7%
Total gross profit	1,828,957	1,520,792	308,165	20.3
Operating expense:
Sales and marketing	883,395	763,583	119,812	15.7
Research and development	424,552	358,750	65,802	18.3
General and administrative	180,430	160,439	19,991	12.5
Total operating expense	1,488,377	1,282,772	205,605	16.0
Income from operations	340,580	238,020	102,560	43.1
Interest income	13,469	10,167	3,302	32.5
Interest expense	18,346	17,820	526	3.0
Other expense, net	(3,033)	(1,860)	(1,173)	(63.1)
Income before provision for income taxes	332,670	228,507	104,163	45.6
Provision for income taxes	61,315	40,607	20,708	51.0
Net income	$271,355	$187,900	$83,455	44.4%
Gross profit margin-subscriptions	92.7%	92.6%
Gross profit margin-training and services	29.3%	29.7%
Gross profit margin	85.1%	85.3%
As a % of total revenue:
Subscription revenue	88.0%	88.4%
Training and services revenue	12.0%	11.6%
Sales and marketing expense	41.1%	42.8%
Research and development expense	19.8%	20.1%
General and administrative expense	8.4%	9.0%
Total operating expenses	69.3%	71.9%
Income from operations	15.9%	13.3%
Income before provision for income taxes	15.5%	12.8%
Net income	12.6%	10.5%

Revenue
Subscription revenue
Subscription revenue increased by 20.0%, or $314.7 million, to $1.89 billion for the nine months ended November 30, 2017 from $1.58 billion for the nine months ended November 30, 2016.
Revenue derived from the sale of subscriptions supporting our Infrastructure-related offerings increased by 14.2%, or $179.0 million, to $1.44 billion for the nine months ended November 30, 2017 from $1.26 billion for the nine months ended November 30, 2016. The increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion and the continued migration of customers to our open source Linux platform from proprietary operating systems.
Revenue derived from the sale of subscriptions supporting our Application Development-related and other emerging technology offerings increased by 43.1%, or $135.7 million, to $450.5 million for the nine months ended November 30, 2017 from $314.8 million for the nine months ended November 30, 2016. The increase is primarily due to additional subscriptions for Red Hat JBoss Middleware and Red Hat cloud offerings.
Training and services revenue
Total training and services revenue increased by 24.4%, or $50.5 million, to $257.2 million for the nine months ended November 30, 2017 from $206.8 million for the nine months ended November 30, 2016. Training revenue increased by 18.2%, or $9.4 million as a result of increased adoption of our Red Hat Learning Subscription (“RHLS”) offering and increased consumption of training related to our emerging technology offerings. Services revenue increased by 26.5%, or $41.1 million as a result of an increase in consulting engagements driven by increased demand for our open source cloud enabling solutions such as OpenShift and Ansible. Combined training and services revenue as a percentage of total revenue was 12.0% and 11.6%, respectively, for the nine months ended November 30, 2017 and November 30, 2016.
Cost of revenue
Cost of subscription revenue
Cost of subscription revenue increased by 17.4%, or $20.4 million, to $137.2 million for the nine months ended November 30, 2017 from $116.9 million for the nine months ended November 30, 2016. The overall increase is primarily due to employee compensation expense, which increased $16.8 million, due to the expansion of our technical staff in order to meet the demands of our growing subscriber base for support, security updates and fixes, especially with respect to the increase in demand for our emerging technology offerings. Gross profit margin on subscriptions was 92.7% and 92.6% for the nine months ended November 30, 2017 and November 30, 2016, respectively.
Cost of training and services revenue
Cost of training and services revenue increased by 25.2%, or $36.6 million, to $181.9 million for the nine months ended November 30, 2017 from $145.3 million for the nine months ended November 30, 2016. The increase in costs to deliver services includes $18.2 million increased employee compensation expense and increased outside contractor fees of $13.5 million. The increase in employee compensation expense and outside contractor fees is due to the expansion of our professional consulting teams needed to meet the growing demand for services related to our emerging technology offerings. Total costs to deliver training and services as a percentage of training and services revenue increased slightly to 70.7% for the nine months ended November 30, 2017 from 70.3% for the nine months ended November 30, 2016.
Gross profit margin
Gross profit margin decreased to 85.1% for the nine months ended November 30, 2017 from 85.3% for the nine months ended November 30, 2016. This decrease was driven by a higher mix of training and services revenue relative to subscription revenue. Training and services revenue was 12.0% and 11.6% of total revenue for the nine months ended November 30, 2017 and November 30, 2016, respectively.

Operating expenses
Sales and marketing
Sales and marketing expense increased by 15.7%, or $119.8 million, to $883.4 million for the nine months ended November 30, 2017 from $763.6 million for the nine months ended November 30, 2016. This increase was primarily due to a $83.3 million increase in selling costs, which includes $66.5 million of additional employee compensation expense attributable to the expansion of our sales force from the prior year. The remaining increase relates to marketing costs, which grew 19.9%, or $36.5 million, for the nine months ended November 30, 2017 as compared to the nine months ended November 30, 2016 and includes incremental employee compensation expense and marketing program costs of $20.9 million and $12.3 million, respectively. Primarily as a result of additional sales productivity, sales and marketing expense decreased as a percentage of revenue to 41.1% for the nine months ended November 30, 2017 from 42.8% for the nine months ended November 30, 2016.
Research and development
Research and development expense increased by 18.3%, or $65.8 million, to $424.6 million for the nine months ended November 30, 2017 from $358.8 million for the nine months ended November 30, 2016. The increase in research and development costs primarily resulted from the expansion of our engineering group as a result of both direct hires and business combinations as we continue investing in Application Development-related and other emerging technologies. Employee compensation expense increased by $53.2 million. Research and development expense was 19.8% and 20.1% of total revenue for the nine months ended November 30, 2017 and November 30, 2016, respectively.
General and administrative
General and administrative expense increased by 12.5%, or $20.0 million, to $180.4 million for the nine months ended November 30, 2017 from $160.4 million for the nine months ended November 30, 2016. General and administrative expenses include increased employee compensation expense of $8.8 million and infrastructure and facilities costs of $11.0 million. General and administrative expense decreased as a percentage of revenue to 8.4% for the nine months ended November 30, 2017 from 9.0% for the nine months ended November 30, 2016.
Interest income
Interest income increased by 32.5%, or $3.3 million, for the nine months ended November 30, 2017 as compared to the nine months ended November 30, 2016. The increase in interest income for the nine months ended November 30, 2017 is attributable to higher yields earned on larger cash and investment balances.
Interest expense
Interest expense increased by $0.5 million for the nine months ended November 30, 2017 as compared to the nine months ended November 30, 2016. Interest expense is primarily attributable to the interest on the convertible notes.
Other expense, net
Other expense, net decreased by $1.2 million for the nine months ended November 30, 2017 as compared to the nine months ended November 30, 2016. The decrease is primarily due to net losses recognized from the settlement of foreign currency transactions during the nine months ended November 30, 2017.
Income taxes
The effective tax rates for the nine months ended November 30, 2017 differed from the U.S. federal statutory rate of 35% primarily due to excess tax benefits from share-based compensation, foreign income taxed at lower tax rates, research tax credits and the domestic-production-activities deduction. Tax expense for the nine months ended November 30, 2017 and November 30, 2016 included net discrete tax benefits of $28.5 million and $21.1 million, respectively, primarily related to net excess tax benefits from share-based compensation.

LIQUIDITY AND CAPITAL RESOURCES
We derive our liquidity and operating capital primarily from cash flows from operations. Historically, we also received cash from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and follow-on public offerings, and the issuance of convertible notes, including our issuance of the convertible notes described in NOTE 14—Convertible Notes to our Consolidated Financial Statements. At November 30, 2017, we had total cash and investments of $2.32 billion, which was comprised of $1.33 billion in cash and cash equivalents, $384.7 million of short-term fixed-income investments and $605.3 million of long-term fixed-income investments. This compares to total cash and investments of $2.13 billion at February 28, 2017.
For at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the fiscal quarters ended August 31, 2017 and November 30, 2017, our common stock traded at a price exceeding 130% of the conversion price of the convertible notes. Accordingly, the convertible notes remain convertible at the holders’ option until February 28, 2018. To the extent we receive notices of conversion, we may choose to pay or deliver, as the case may be, either cash, shares of our common stock or a combination of cash and shares of our common stock. We currently intend to settle the principal amount of the convertible notes in cash.
With $1.33 billion in cash and cash equivalents on hand, we believe our cash and cash equivalent balances, together with our ability to generate additional cash from operations, should be sufficient to satisfy our cash requirements for the next twelve months and for the foreseeable future. However, we may take advantage of favorable capital market conditions that may arise from time to time to raise additional capital. We presently do not intend to liquidate our short- and long-term investments in debt securities prior to their scheduled maturity dates. However, in the event that we liquidate these investments prior to their scheduled maturities and there are adverse changes in market interest rates or the overall economic environment, we could be required to recognize a realized loss on these investments when we liquidate these investments. At November 30, 2017 and February 28, 2017, net accumulated unrealized losses on our available-for-sale debt securities totaled $2.5 million and $1.4 million, respectively.
Cash flows for the nine months ended November 30, 2017
Cash flows—overview
At November 30, 2017, cash and cash equivalents totaled $1.33 billion, an increase of $240.4 million as compared to February 28, 2017. The increase in cash and cash equivalents for the nine months ended November 30, 2017 is primarily the result of cash provided by operations, which generated $561.1 million. Partially offsetting cash provided by operating activities was cash used for business acquisitions of $84.0 million, the repurchase of 2,318,584 shares of our common stock for $237.0 million, payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to share awards vesting of $86.2 million and investments in property and equipment of $68.3 million. Net cash generated by operating activities and net cash used for investing activities and financing activities is further described below.
Cash flows from operations
Cash provided by operations of $561.1 million during the nine months ended November 30, 2017 includes net income of $271.4 million, adjustments to exclude the impact of non-cash income and expenses, which totaled a $247.4 million net source of cash, and changes in operating assets and liabilities, which totaled a $42.3 million net source of cash. Cash provided by changes in operating assets and liabilities for the nine months ended November 30, 2017 was primarily the result of collections on our billings.
Cash flows from investing
Cash used in investing activities of $83.1 million for the nine months ended November 30, 2017 includes net sales and maturities of available-for-sale debt securities of $82.1 million, acquisitions of Permabit and Codenvy for $84.0 million, net of $0.1 million cash acquired, investments in property and equipment of $68.3 million, which primarily relate to information technology infrastructure and leasehold improvements, and investments in other intangible assets, primarily patents, which totaled $12.9 million.

Cash flows from financing
Cash used in financing activities of $286.6 million for the nine months ended November 30, 2017 includes $237.0 million to repurchase 2,318,584 shares of our common stock and $86.2 million of payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to restricted share awards vesting during the nine months ended November 30, 2017. Partially offsetting these uses of cash were proceeds from our employee stock purchase program of $33.3 million, which we began offering to eligible employees in the third quarter of our fiscal year ended February 28, 2017.
Investments in debt and equity securities
Our investments are comprised primarily of debt securities that are classified as available for sale and recorded at their fair values. At November 30, 2017 and February 28, 2017, the vast majority of our investments were priced with the assistance of pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, we assess other factors to determine the securities’ fair values, including broker quotes or model valuations. Independent price verifications of all of our holdings are performed by the pricing vendors, which we review. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair value.
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
We have utilized, and will continue from time to time to utilize, cash and investments to fund, among other potential uses, purchases of our common stock, purchases of fixed assets, purchases of intangible assets (primarily patents) and mergers and acquisitions. Given our historically strong operating cash flow and the $2.32 billion of cash and investments held at November 30, 2017, we believe our cash and cash equivalent balances, together with our ability to generate additional cash from operations, should be sufficient to satisfy our cash requirements for the next twelve months and for the foreseeable future, including any potential cash payments in connection with any conversions of the convertible notes. However, we may take advantage of favorable capital market conditions that may arise from time to time to raise additional capital.
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
As of November 30, 2017, our cash, cash equivalents and available-for-sale investment securities totaled $2.32 billion, of which $1.34 billion was held outside the U.S. Our intent has been to reinvest the earnings of foreign subsidiaries indefinitely outside the U.S. to fund both organic growth and acquisitions. On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. This new law includes a provision that imposes a transition tax on foreign earnings whether or not such earnings are repatriated to the U.S. In light of this new tax, we are reviewing our prior position on the reinvestment of the earnings of our foreign subsidiaries outside of the U.S. and are currently expecting to repatriate a portion of our Euro-denominated earnings.

With 42.3% of our available cash, cash equivalents and available-for-sale investments, as of November 30, 2017, held within the U.S., we do not anticipate a specific need to repatriate any foreign earnings. However, as noted above, the Tax Cuts and Jobs Act provides for a transition tax on ‘deemed repatriation’ of foreign earnings. The transition tax on such earnings will be recognized, whether or not such earnings are actually repatriated, as part of our fourth fiscal quarter financial results. As of February 28, 2017, cumulative undistributed foreign earnings totaled $677.4 million. For further discussion, see NOTE 11—Income Taxes to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended February 28, 2017.
Off-balance sheet arrangements
As of November 30, 2017 and February 28, 2017, we have no off-balance sheet financing arrangements and do not utilize any “structured debt”, “special purpose” or similar unconsolidated entities for liquidity or financing purposes.
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
Interest-rate risk
Our exposure to market-rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of short- and long-term investments in a variety of available-for-sale fixed- and floating-rate debt securities, including both government and corporate obligations and money market funds. Investments in both fixed-rate and floating-rate interest-earning instruments carry a degree of interest-rate risk. Fixed-rate securities may have their fair value adversely impacted due to a rise in prevailing interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income related to these securities may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates or perceived credit risk related to the securities’ issuers. A hypothetical one-half percentage point change in interest rates, assuming a parallel shift of all interest rates, would result in an approximate $0.6 million change in annual interest income derived from investments in our portfolio as of November 30, 2017. For further discussion related to our investments as of November 30, 2017 and February 28, 2017, see NOTE 6—Assets and Liabilities Measured at Fair Value on a Recurring Basis to our Consolidated Financial Statements.
Investment risk
The fair value of our available-for-sale investment portfolio is subject to interest-rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in prevailing interest rates would result in an approximate $11.3 million decrease in the fair value of our available-for-sale investment securities as of November 30, 2017. For further discussion related to our investments as of November 30, 2017 and February 28, 2017, see NOTE 6—Assets and Liabilities Measured at Fair Value on a Recurring Basis to our Consolidated Financial Statements.
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
Accounts receivable
At November 30, 2017, the Company had one customer whose accounts receivable balance individually represented 11% of total accounts receivable. As of February 28, 2017, no individual customer accounted for 10% or more of the Company’s total accounts receivable.
Foreign currency risk
Approximately 44.4% of our revenue for the three months ended November 30, 2017 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component of net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency statements results in increased revenue and operating expenses for our non-U.S. operations. Similarly, our revenue and operating expenses for our non-U.S. operations decreases if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from the third quarter of our prior fiscal year ended February 28, 2017, our revenue and operating expenses from non-U.S. operations for the three months ended November 30, 2017 would have been lower than we reported by approximately $9.6 million and $8.8 million, respectively, which would have resulted in income from operations being lower by $0.8 million.
Using the average foreign currency exchange rates from the nine months ended November 30, 2016, our revenue and operating expenses from non-U.S. operations for the nine months ended November 30, 2017 would have been lower than we reported by approximately $7.1 million each, thereby offsetting any impact to consolidated income from operations.

Convertible notes
In October 2014, we issued $805.0 million of 0.25% convertible notes due 2019. The convertible notes have a fixed annual interest rate of 0.25%, and, therefore, we do not have economic interest-rate exposure on the convertible notes. However, the fair value of the convertible notes is exposed to interest-rate risk. Generally, the fair value of the convertible notes will increase as interest rates fall and decrease as interest rates rise. For further discussion regarding the fair value of the convertible notes, see NOTE 14—Convertible Notes to our Consolidated Financial Statements.
In connection with the sale of the convertible notes, we entered into convertible note hedge transactions and warrant transactions. The convertible note hedge transactions are expected to offset, to the extent the Company’s common stock per share price does not exceed $101.65, the potential dilution with respect to shares of our common stock upon any conversion of the convertible notes and/or offset any cash payments that we are required to make in excess of the principal amount of the converted notes, as the case may be. The warrant transactions have a dilutive effect with respect to our common stock to the extent that the market price per share of our common stock, as measured under the terms of the warrant transactions, exceeds the applicable strike price of the warrants. However, subject to certain conditions, we may elect to settle all of the warrants in cash. The initial strike price of the warrants is $101.65 per share. The number of shares of our common stock underlying the warrants is 10,965,630 shares, subject to anti-dilution adjustments. The convertible note hedge and warrants are both considered indexed to our common stock and classified as equity; therefore, the convertible note hedge and warrants are not accounted for as derivative instruments.
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
The aggregate notional amount of outstanding forward contracts at November 30, 2017 was $55.6 million. The fair value of these outstanding contracts at November 30, 2017 was a gross $0.2 million asset and a gross $0.2 million liability, and is recorded in Other current assets and Accounts payable and accrued expenses, respectively, on our Consolidated Balance Sheets. The forward contracts generally expire within three months of the period ended November 30, 2017. The forward contracts will settle in Australian dollars, Euros, Hong Kong dollars, Japanese yen, Norwegian krona, Singapore dollars, Swedish krona and Swiss francs.
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

We rely, to a significant degree, on each of our channel partners to select, screen and maintain relationships with its distribution network and to distribute our offerings in a manner that is consistent with applicable law and regulatory requirements and our quality standards. If our channel partners or a partner in its distribution network violate applicable law or regulatory requirements or misrepresent the functionality of our offerings, our reputation could be damaged and we could be subject to potential liability. Furthermore, our channel partners may offer their own products and services or the products and services of other companies that compete with our offerings or may not distribute and market our offerings effectively. Moreover, our existing channel partner relationships do not, and any future channel partner relationships may not, provide for any exclusivity regarding marketing or distribution. In addition, if a channel partner is acquired by a competitor, its business units are reorganized or divested or its financial condition were to weaken, our revenue derived from that partner may be adversely impacted.
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

Our offerings and third-party hardware upon which our offerings depend may contain defects that may be costly to correct or work around, delay market acceptance of our enterprise technologies and expose us to claims and litigation.
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
In addition, errors in our technologies or defects or errata (deviations from published specifications) in the design architecture or implementation of third-party enterprise hardware upon which our offerings depend, including but not limited to processors, could cause system failures, security breaches, loss of data, performance issues or other adverse effects for our customers who may assert warranty and other claims for substantial damages against us. Although our agreements with our customers often contain provisions which seek to limit our exposure to potential product liability claims, it is possible that these provisions may not be effective or enforceable under the laws of some jurisdictions. While we seek to insure against these types of claims, our insurance policies may not adequately limit our exposure to such claims. These claims, even if unsuccessful, could be costly and time-consuming to defend and could adversely affect our business, financial condition, operating results and cash flows. Moreover, any such errors, defects or errata could damage our reputation, negatively affect demand for our technologies or delay their release, cause customers to purchase from our competitors, or otherwise adversely affect our business, financial condition, operating results and cash flows.
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
We earn a significant amount of our operating income from outside the U.S., and any repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates for the Company. For example, as a consequence of the newly enacted Tax Cuts and Jobs Act, foreign earnings are now deemed to be repatriated resulting in a higher effective tax rate for the Company’s fiscal year ending February 28, 2018. In addition, recent changes to U.S. tax laws will significantly impact how U.S. multinational corporations are taxed on foreign earnings. Numerous countries are evaluating their existing tax laws due in part, to recommendations made by the Organization for Economic Co-operation and Development’s (“OECD’s”) Base Erosion and Profit Shifting (“BEPS”) project. Although we cannot predict whether or in what form any legislation based on such proposals may be adopted by the countries in which we do business, future tax reform based on such proposals may increase the amount of taxes we pay and adversely affect our operating results and cash flows.
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
Prior to April 1, 2019, holders of the convertible notes may elect to convert their notes during any fiscal quarter (and only during such fiscal quarter) if the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to the conversion price of the convertible notes (the “Conversion Condition”). The Conversion Condition was met for the convertible notes during the fiscal quarters ended August 31, 2017 and November 30, 2017, which means that the holders of the convertible notes may elect to convert such notes at their option at any time during the fiscal quarter ending February 28, 2018. If one or more holders elect to convert their convertible notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share) or electing to have a financial institution accept convertible notes in exchange for cash and/or shares of common stock, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.
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
In connection with the sale of the convertible notes, we entered into convertible note hedge transactions with institutions that we refer to as the option counterparties. We also entered into warrant transactions with the option counterparties pursuant to which we sold warrants for the purchase of our common stock. The convertible note hedge transactions are expected to offset the potential dilution to our common stock upon any conversion of the convertible notes and/or offset any cash payments we are required to make in excess of the principal amount upon conversion of any convertible notes. The warrant transactions could separately have a dilutive effect to the extent that the market price per share of our common stock exceeds the strike price of the relevant warrants, unless, subject to certain conditions, we elect to settle the warrants in cash.

The option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the convertible notes (and are likely to do so during any observation period related to a conversion of the convertible notes or following any repurchase of convertible notes by us in connection with any fundamental change repurchase date or otherwise). This activity could suppress or inflate the market price of our common stock.
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
Unregistered Sales of Equity Securities
During the three months ended November 30, 2017, the Company issued 30 shares of its unregistered common stock upon settlement of conversions of an aggregate of $6,000 in principal amount of the convertible notes. These shares of the Company’s common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
The table below sets forth information regarding the Company’s purchases of its common stock during its third fiscal quarter ended November 30, 2017:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)(2)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
September 1, 2017—September 30, 2017	—	$—	—	$498.7	million
October 1, 2017—October 31, 2017	990,798	$119.47	678,200	$418.2	million
November 1, 2017—November 30, 2017	160,199	$121.32	160,181	$398.7	million
Total	1,150,997		838,381
__________

(1)
During the three months ended November 30, 2017, the Company withheld an aggregate of 312,598 shares of its common stock (with a weighted average share price of $120.95) from employees to satisfy minimum tax withholding obligations relating to the vesting of share awards. These shares were not withheld pursuant to the program described in Note (3) below.

(2)
In connection with the convertible note conversions settled during the three months ended November 30, 2017, the Company exercised a portion of the options that are part of the convertible note hedge transactions and acquired 18 shares of its common stock. The counterparties to the convertible note hedge transactions may be deemed to be an “affiliate purchaser” and may have purchased the shares of the Company’s common stock deliverable to the Company upon the exercise of the options.

(3)
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

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Provided Herewith	Form	File No.	Exhibit	Filing Date

31.1
Certification of the registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
X

31.2
Certification of the registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
X

32.1	Certification of the registrant’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350	X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

Date:	January 8, 2018	By:	/S/ JAMES M. WHITEHURST
James M. Whitehurst President, Chief Executive Officer (Duly Authorized Officer on Behalf of the Registrant)

RED HAT, INC.

Date:	January 8, 2018	By:	/S/ ERIC R. SHANDER
Eric R. Shander Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)