Form 10-K
period 2018-02-28
RED HAT INC
filed 2018-04-26
CIK 1087423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended February 28, 2018
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
___________________________________
Commission File Number: 001-33162
RED HAT, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1364380
(State of Incorporation)	(I.R.S. Employer Identification No.)
100 East Davie Street, Raleigh, North Carolina 27601
(Address of principal executive offices, including zip code)
(919) 754-3700
(Registrant’s telephone number, including area code)
___________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:        None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
The aggregate market value of the common equity held by non-affiliates of the registrant as of August 31, 2017 was approximately $14.7 billion based on the closing price of $107.50 of our common stock as reported by the New York Stock Exchange on August 31, 2017. For purposes of the immediately preceding sentence, the term “affiliate” consists of each director, executive officer and greater than 10% stockholder of the registrant. There were 177,672,967 shares of common stock outstanding as of April 19, 2018.
___________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Red Hat, Inc.’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with its annual meeting of stockholders to be held on August 9, 2018 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

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
ITEM 1.BUSINESS
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

Our offerings include:
Infrastructure-related Offerings

•	Red Hat Enterprise Linux—an operating system platform that runs applications on a broad range of hardware and is used in hybrid cloud environments.

•	Red Hat Satellite—a system management offering that is designed to make Red Hat infrastructure easier to deploy, scale and manage across hybrid cloud environments.

•	Red Hat Virtualization—software that allows customers to utilize and manage a common hardware infrastructure to run multiple operating systems and applications.
Application Development-related and Other Emerging Technology Offerings

•
Red Hat JBoss Middleware—a suite of offerings used to develop, deploy and manage applications; integrate applications, data and devices; and automate business processes across hybrid cloud environments.

•
Other Emerging Technologies—software that enables customers to build and manage hybrid IT computing environments utilizing the interoperability of our offerings. Our emerging technology offerings include Red Hat OpenShift, Red Hat Cloud Infrastructure, Red Hat OpenStack Platform and Red Hat Ansible Automation.

We also offer a wide range of services that are designed to help customers derive additional value from Red Hat technologies. Our consulting services assist customers to enable infrastructure, application development and integration, middleware, cloud, mobile and storage solutions. Our support services provide customers with technical support to assist with implementing, configuring and using Red Hat technologies. Our training services provide customers and partners with skilled Red Hat certified professionals.
Red Hat, Inc. was incorporated in Connecticut in March 1993 as ACC Corp., Inc., which subsequently changed its name to Red Hat Software, Inc. Red Hat Software, Inc. reincorporated in Delaware in September 1998 and changed its name to Red Hat, Inc. in June 1999. Except as otherwise indicated, all references in this report to “we”, “us”, “our”, the “Company”, the “registrant” or “Red Hat” refer to Red Hat, Inc. and its subsidiaries. Our fiscal year ends on the last day of February, and we identify our fiscal years by the calendar years in which they end. For example, we refer to the fiscal year ended February 28, 2018 as “fiscal 2018.”
OUR BUSINESS
We use the open source software development and licensing model to provide our offerings to customers primarily on a subscription basis. Subscriptions for our offerings are marketed and sold to customers directly and through business partners.
Development and licensing of Red Hat’s open source offerings
The open source software development model allows us to use the collective input, resources and knowledge of a global community of contributors who collaborate to develop, maintain and enhance software. We believe this model offers advantages to Red Hat because we are able to develop our offerings by integrating information and knowledge from this global community. We develop our offerings by working with open source development communities, often in a leadership role. Red Hat sponsors a number of open source projects, including the CentOS project, the Ceph community project, the Fedora Project, GlusterFS, the JBoss community projects and OpenShift Origin. We are also an active contributor in other open source projects such as Apache Camel, Kubernetes, the Linux kernel, the Open Container Initiative, the OpenDaylight Project, Open Platform for NFV and OpenStack. Our role helps us to benefit from the efforts of these communities, which we believe enhances acceptance and support of our offerings and technologies. Additionally, the open and transparent nature of these communities provides our customers and potential customers, who may also be part of these open source communities, with access and insights into, and the ability to influence, the future direction of our offerings.
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

Support by leading technology providers
To facilitate the widespread deployment of Red Hat offerings, we have focused on gaining broad support for our offerings from technology providers that are critical to enterprises. For example, leading ISVs with applications that run on, or with, our technologies include Cerner Corporation, Cloudera, Inc., Dynatrace LLC, EMC Corporation (“EMC”), F5 Networks, Inc. (“F5 Networks”), Hewlett Packard Enterprise Company (“HPE”), International Business Machines Corporation (“IBM”), Microsoft Corporation (“Microsoft”), NetApp, Inc. (“NetApp”), Oracle Corporation (“Oracle”), SAP SE (“SAP”), SAS Institute Inc., Swift Technologies Inc., Veritas Technologies LLC and VMware, Inc. (“VMware”). In addition, we have certification and pre-load arrangements with leading hardware vendors including Cisco Systems, Inc. (“Cisco”), Dell Inc. (“Dell”), Fujitsu Limited (“Fujitsu”), HPE, Hitachi, Ltd., IBM, Lenovo Group Ltd. (“Lenovo”) and NEC Corporation. We also have certification agreements with leading networking, storage and telecommunication companies including Big Switch Networks, Inc., Cisco, EMC, Ericsson Inc., F5 Networks, HPE, Huawei Technologies Co., Ltd., Juniper Networks, Inc. and Nokia Corporation. We have strategic relationships with leading semiconductor and technology companies, such as Advanced Micro Devices, Inc., ARM Holdings plc, Dell, Intel Corporation and IBM, and CCSPs, such as Alibaba Cloud Computing, Amazon Web Services, Inc. (“AWS”), Fujitsu, Google Inc. (“Google”), IBM, Microsoft and Rackspace Hosting, Inc. We also have relationships with a number of global SIs such as Accenture plc, Atos SE, DXC Technology Company, Infosys Limited, IBM, Tata Consultancy Services Limited, Tech Mahindra Limited and Wipro Limited.
Factors influencing our success
We believe our success is influenced by:

•	our ability to utilize the innovation derived from software developed by an open source community and make it consumable for enterprise customers;

•	the extent to which we can expand the breadth and depth of our offerings;

•	strategic business combinations and acquisitions of technical talent and technologies;

•	our ability to enhance the value of our offerings through frequent and continuing innovation while maintaining platforms designed to be stable and secure over multi-year periods;

•	the extent to which adoption of our emerging technology offerings and software development processes such as CI/CD (continuous integration and continuous deployment) and DevOps increases;

•	our involvement and leadership in key open source communities and projects, which enable us to develop, enhance and maintain our offerings;

•	our corporate culture, which we believe fosters innovation, creativity and collaboration;

•	our ability to generate increasing revenue directly and through partners and other strategic relationships, including CCSPs, distributors, embedded technology partners, IHVs, ISVs, OEMs, SIs and VARs;

•	our ability to generate new and recurring revenue for our offerings;

•	the widespread and increasing deployment of open source technologies by enterprises and similar institutions;

•	our software, hardware, application and cloud service certification programs, which are intended to create an ecosystem of technologies that are compatible with our offerings and supported by us;

•	our ability to provide customers with consulting and training services that generate additional subscription revenue; and

•	our ability to provide greater subscription value, enhance the experience of our customers and promote customer loyalty by focusing on ways in which we can help our customers succeed.

Geographic areas and segment reporting
As of February 28, 2018, Red Hat had more than 95 office locations around the world, including offices in North America, South America, Europe, Asia, Australia and Africa. Red Hat has three geographic operating segments: the Americas (U.S., Canada and Latin America), EMEA (Europe, Middle East and Africa) and Asia Pacific. These operating segments are aggregated into one reportable segment due to the similarity in the nature of offerings, financial performance, economic characteristics (e.g., revenue growth and gross margin), methods of production and distribution and customer classes (e.g., CCSPs, distributors, resellers and enterprise). See NOTE 2—Summary of Significant Accounting Policies and NOTE 20—Segment Reporting to our Consolidated Financial Statements for further discussion of our operating segments. See Part I, Item 1A, “Risk Factors,” for a discussion of some of the risks attendant to our operations, including foreign operations.
Subscription revenue by product group
Subscription revenue for our Infrastructure-related offerings (Red Hat Enterprise Linux, Red Hat Satellite, Red Hat Virtualization and related offerings) as a percentage of our total revenue were 66.8%, 70.3% and 72.1% for fiscal 2018, fiscal 2017 and fiscal 2016, respectively. Subscription revenue for our Application Development-related offerings (Red Hat JBoss Middleware) and other emerging technology offerings (Red Hat OpenShift, Red Hat Cloud Infrastructure, Red Hat OpenStack Platform, Red Hat Ansible Automation, Red Hat CloudForms, Red Hat Storage technologies and Red Hat Mobile Application Platform) as a percentage of our total revenue were 21.4%, 18.2% and 15.7% for fiscal 2018, fiscal 2017 and fiscal 2016, respectively. For additional financial information about our products and services, see NOTE 20—Segment Reporting to our Consolidated Financial Statements.
Customers
We sell our offerings to enterprises in a variety of industries, including financial services, government, healthcare, retail, technology and media, telecommunications and transportation. For fiscal 2018, fiscal 2017 and fiscal 2016, the U.S. government and its agencies represented in the aggregate approximately 10% of our total revenue.
Backlog
We define total backlog as (i) total deferred revenue, which has been billed, plus (ii) the value of non-cancellable subscription agreements not yet billed or reflected in our financial statements and the value of service agreements not yet billed or reflected in our financial statements that we believe to be firm (“off-balance sheet backlog”). Total backlog at February 28, 2018 included deferred revenue classified as a current liability of $1.85 billion and long-term deferred revenue of $741.5 million. The value of off-balance sheet backlog was in excess of $775 million, and the portion of such value at February 28, 2018 that we expect to be billed during the fiscal year ending February 28, 2019 is in excess of $450 million. At February 28, 2017, total backlog included deferred revenue classified as a current liability of $1.51 billion and long-term deferred revenue of $557.2 million and the value of off-balance sheet backlog at February 28, 2017 was in excess of $650.0 million.
We report our off-balance sheet backlog as a conservative approximation, often describing the amount as “in excess of,” primarily because the value of underlying contracts is derived from data not yet subjected to the complete application of our revenue recognition policies. For example, the value of the service agreements included as a part of off-balance sheet backlog is less than the stated value of such agreements because in certain instances customers are not contractually required to purchase the stated value of such services (e.g., when the services are to be billed on a time and materials basis and the service agreement’s stated value is merely an estimate of the aggregate value of the services to be provided). Historically, the impact on off-balance sheet backlog resulting from the difference in the amount of services billed and the service agreements’ stated value has not been material. We endeavor to derive the value of our off-balance sheet backlog in a consistent manner year over year and, therefore, believe the amounts are comparable.

Seasonality
Our fourth fiscal quarter has historically been our strongest quarter for billing both new business and renewals. For a more detailed discussion, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

BUSINESS STRATEGY
Our goal is to be the default choice for next-generation IT, partnering with our customers as they use open source technologies to optimize existing IT environments, add and manage cloud infrastructure and build modern applications. Key elements of our strategy to achieve this goal include:
Driving the widespread adoption of our offerings
We seek to drive further adoption of our offerings through:

•	continuing to evolve our technology portfolio through ongoing innovation;

•	supporting new and emerging technologies such as OpenShift, OpenStack and Ansible;

•	leveraging new delivery models, such as on-demand consumption; and

•	encouraging modern software development processes, such as CI/CD (continuous integration and continuous deployment) and DevOps.
Additionally, we believe the demand for portability, management and consistency in hybrid cloud environments can provide us with a greater ability to penetrate existing, and generate new customer and partner opportunities. We also seek to drive further adoption of our offerings by diversifying our customer base, including focusing on international growth.
Investing in the development of open source technologies and promoting the use of our technologies by software developers globally
We intend to continue to invest significant resources in the development of open source technologies, capitalizing on our substantial experience working with open source development projects and in communities with customers, contributors and partners to create better open source technologies. We expect this continued investment to take the form of expenditures on internal development efforts, as well as continued funding of third-party open source projects and the expansion of our developer offerings. We also believe that by expanding and empowering the developers that use our technologies, we can enhance our technical leadership position and drive additional growth.
Pursuing strategic acquisitions and alliances
We expect to continue to pursue a selective acquisition strategy as opportunities arise to complement and expand our technology offerings and service capabilities. In fiscal 2018, we completed the acquisitions of:

•	Codenvy S.A.—A provider of cloud-native development tools.

•	CoreOS, Inc.—A provider of Kubernetes and container-native solutions.
In fiscal 2018, we also acquired the assets and technology of Permabit Technology Corporation, a provider of software for data duplication, compression and thin provisioning technology.
We also intend to create and extend our strategic alliances where it is beneficial to our business. To facilitate the widespread deployment of Red Hat offerings, we intend to continue to grow our CCSPs, distributors, embedded technology partners, IHVs, ISVs, OEMs, VARs and other channel partner networks on a global basis. In addition, we are enhancing our relationships with SIs in order to expand our reach to customers that traditionally rely on SIs for advice and recommendations regarding their technology purchases.
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
Infrastructure-related offerings
Red Hat Enterprise Linux technologies. Red Hat Enterprise Linux is an operating system built with open source software components, including the Linux kernel, and is designed expressly for enterprise computing to run applications on a broad range of hardware in hybrid cloud environments. A worldwide community of developers collaborates to improve Linux software components, and we believe we are able to integrate the best of those improvements into our stable, yet innovative and high-performing Red Hat Enterprise Linux platform. Moreover, Red Hat Enterprise Linux enjoys the support of major CCSPs, IHVs, ISVs, OEMs and other technology partners, increasing the interest of developers in adding further enhancements to the Linux kernel and other open source software components. Additionally, Red Hat and selected OEM partners offer comprehensive technical support, with up to 24x7, one-hour response.
Red Hat Enterprise Linux is also available in multiple variants that allow customers to obtain a version of Red Had Enterprise Linux specifically for their use cases, applications and hardware architectures. These variants include Red Hat Enterprise Linux Atomic Host, Red Hat Enterprise Linux Server for High-Performance Computing, Red Hat Enterprise Linux for IBM z Systems, Red Hat Enterprise Linux for Power Little Endian, Red Hat Enterprise Linux Server for ARM and Red Hat Enterprise Linux for SAP Solutions.
In addition, Red Hat offers a portfolio of add-ons that extends the features of Red Hat Enterprise Linux. These add-ons, which are designed to tailor a customer’s computing environment to suit specific requirements, include:

•	High Availability—provides failover services between nodes within a cluster intended to make applications more resistant to downtime.

•	Resilient Storage—enables a shared storage or clustered file system to access the same storage device over a network.

•	Load Balancer—provides redundancy for web servers, databases, networking and storage, intended to maximize throughput, decrease response time and increase reliability and uptime.

•	Smart Management—includes management and provisioning modules that allow a customer to provision, patch, configure and control Red Hat Enterprise Linux development, test and production systems.

•	Smart Virtualization—includes the Red Hat Virtualization offering, which provides virtualization functionality and management tools for both server and desktop deployments.

•	Extended Lifecycle Support—provides software maintenance and support after Red Hat’s published end of life date for certain versions of Red Hat Enterprise Linux.

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

Red Hat Virtualization. Red Hat Virtualization includes standalone virtualization functionality and management tools for both server and desktop deployments. Red Hat Virtualization combines the Kernel-based Virtual Machine (KVM) hypervisor included in the Linux kernel with the oVirt open source virtualization management system to offer customers a platform for large-scale virtualization initiatives and cloud deployments. Red Hat Virtualization is designed to support virtual machines running Red Hat Enterprise Linux and its wide ecosystem of certified hardware systems and software applications, as well as Microsoft Windows operating systems and application servers supported under Microsoft Windows Server Virtualization Validation Program (SVVP).
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

•	Red Hat JBoss Web Server—provides an enterprise-class web server solution for large-scale websites and lightweight web applications that utilize Apache Tomcat and Apache Web Server.

•	Red Hat JBoss Data Grid—provides a scalable, distributed in-memory data grid that permits cost-effective scaling of big data tiers.

•	Red Hat JBoss Fuse and Red Hat JBoss AMQ—provides customers messaging and integration tools for distributed applications.

•	Red Hat 3scale API Management—provides centralized API management features through a distributed, cloud hosted layer.

•	Red Hat JBoss Data Virtualization—provides a solution for integration of distributed data sources.

•	Red Hat Decision Manager—provides a platform for business rules management and complex event processing.

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
Emerging Technology Offerings. Software that enables customers to build and manage hybrid IT computing environments utilizing the interoperability of our offerings.

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

•
Red Hat Cloud Infrastructure—an offering that combines and integrates Red Hat Satellite, Red Hat Virtualization, Red Hat CloudForms, Red Hat OpenStack Platform and Red Hat Insights. Red Hat Cloud Infrastructure allows users to build and manage a private or hybrid infrastructure as a service cloud.

•
Red Hat OpenStack Platform—an infrastructure as a service offering that provides an enterprise-ready cloud foundation built on OpenStack technologies optimized for and integrated with Red Hat Enterprise Linux and Red Hat Virtualization.

•
Red Hat Ansible Automation—offerings that are designed to automate application and IT environment lifecycles. Our Red Hat Ansible Automation offerings include Red Hat Ansible Tower, an IT automation platform that is designed to provide simplified provisioning, configuration management and application deployment as well as a broad range of IT automation activities across hybrid cloud environments, and Red Hat Ansible Engine, a support offering for users of the Ansible technology.

•	Red Hat CloudForms—a hybrid cloud management solution that allows users to deploy, monitor and manage services across cloud providers and virtualized and container-based solutions.

•
Red Hat Storage technologies that enable customers to build storage platforms at large-scale using commodity hardware. Red Hat Gluster Storage enables distributed file storage across hybrid cloud environments. Red Hat Ceph Storage offers a block and object storage platform for enterprises deploying on public or private clouds. Users of enterprise OpenStack deployments and container application platforms often use Red Hat Storage technologies for their storage needs.

•	Red Hat Mobile Application Platform—an offering that enables customers to develop, integrate, deploy and manage mobile applications for the enterprise.
Additional Red Hat offerings. Red Hat offerings also include other technologies, such as a realtime operating system, high-performance distributed computing, directory services and user authentication. These offerings broaden customer choice and are components of our open source architecture for the enterprise.
Red Hat consulting, support and training services
Red Hat offers a range of services that are designed to help our customers derive additional value from Red Hat offerings.
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
Training. Our training services consist of an array of interactive, virtual and video courses and certification exams designed to meet the diverse needs of our customers and business partners. We deliver courses and exams worldwide in on-site, classroom and online settings. Courses span topics such as system administration, deployment, management and security, Dev/Ops and enterprise application development and integration. Certifications include Red Hat Certified System Administrator, Red Hat Certified Engineer, Red Hat Certified Enterprise Application Developer, Red Hat Certified Architect and Red Hat Certified Specialist with a variety of focus areas. We also offer training through our Red Hat Learning Subscription, which is a tiered, subscription-based offering that includes access to all of our online courses and labs and can be delivered on demand at each user’s own pace.
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
With respect to our operating system offerings, our competitors include Microsoft, which offers a hardware-independent, multi-user operating system that competes with Red Hat’s offerings and has more enterprise applications available than there are for Red Hat Enterprise Linux. Moreover, we also compete with HPE, IBM, Oracle and Unisys Corporation, each of which offers a UNIX operating system. Many of these competitors bundle competitive operating systems with their hardware and additional software offerings, thereby making it more difficult for us to penetrate their customer bases. With respect to Linux operating systems, our competitors include AWS, Micro Focus International plc, with its SUSE brand of Linux, and Oracle. We also compete with freely available Linux distributions, such as CentOS, Debian, Fedora, openSUSE and Ubuntu.
With respect to our virtualization offerings, our competitors include Microsoft, Oracle and VMware. Microsoft and VMware offer virtualization technologies that are certified and supported with Red Hat Enterprise Linux operating system offerings, and Microsoft supports its server operating systems and application servers running on our virtualization offerings.
With respect to our middleware offerings, our competitors include IBM, Microsoft, MuleSoft, Inc., Oracle and Pivotal Software, Inc. (“Pivotal”). Most of these vendors offer the majority of their middleware products under a typical proprietary software license model. IBM and Oracle often bundle hardware and software for their customers, making it more difficult for us to penetrate their customer bases. We also compete with freely available middleware distributions, such as Apache Tomcat and Wildfly. Our middleware offerings leverage the Java computing platform, which is currently in the process of being open sourced by Oracle into the Eclipse Foundation.

With respect to our emerging technology offerings, we compete with companies that provide tools for enterprises to create private or hybrid cloud environments, such as Docker Inc., Microsoft, Mirantis Inc. (“Mirantis”), Oracle, Pivotal and VMware, companies that provide platform as a service offerings, such as IBM, Oracle and Pivotal, and companies that provide public clouds with, and that allow users to consume, computing resources as a service without the need to purchase equipment or software, such as AWS, Google and Microsoft.
With respect to our service offerings, we face competition in the markets for services related to the development, deployment and integration of enterprise technologies. Our competitors in these markets include Mirantis and Pivotal, as well as other technology consulting and training companies.
Due to the nature of open source technology, the open source software model is not characterized by the traditional barriers to entry that are found in the proprietary software model. For example, the financial and legal barriers to creating a new Linux distribution are relatively low because the software components typically included in Linux distributions are publicly available under open source licenses that permit copying, modification and redistribution. Anyone can use, copy, modify and redistribute Red Hat Enterprise Linux, Red Hat JBoss Middleware and our other open source offerings. However, they are not permitted to refer to these products as “Red Hat” or “Red Hat JBoss” products unless they have a formal business relationship with us that allows for such references. Moreover, our customers agree that during their support relationship with Red Hat, they will purchase a support subscription for each unit of Red Hat software they deploy. In addition, the primary means by which customers can receive Red Hat software, as well as security updates, fixes, functionality enhancements and upgrades to the technologies, each if and when available, is to purchase and maintain a current subscription directly from us or our partners with whom we have agreements.
SOFTWARE ENGINEERING AND DEVELOPMENT
We have invested, and intend to continue to invest, significant resources in research and development. We expended $578.3 million, $480.7 million and $413.3 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively, in research and development costs. We focus and modify our research and development efforts based on our business strategy, the needs of users and changes in the marketplace. Our development efforts are currently focused on adding new or improved functionality to our offerings that is needed by customers or that supports the expansion of our third-party hardware and software ecosystem. However, any upgrades and enhancements are offered on an if-and-when-available basis. Red Hat is also investing in developing new software offerings and enabling new forms of development that are aimed at customers who seek hybrid, private and public cloud computing solutions. Our software engineers collaborate with open source software development teams working through open source projects, such as Apache Camel, the CentOS project, the Ceph community project, the Fedora Project, GlusterFS, the JBoss community projects, Kubernetes, the Linux kernel, the Open Container Initiative, the OpenDaylight Project, Open Platform for NFV, OpenShift Origin and OpenStack. This involvement enables us to remain abreast of, and in some instances lead, certain technical advances, plans for development of new features and timing of releases, as well as other information related to the management of open source projects.
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
Third parties have, in the past, asserted and, in the future, may assert, infringement claims against us, which may result in costly litigation or require us to obtain a license to third-party intellectual property rights. See Part I, Item 3, “Legal Proceedings.” There can be no assurance that such licenses will be available on reasonable terms or at all, which could have a material adverse effect on our business, operating results and financial condition. Red Hat regularly commits to its subscription customers that if portions of our offerings are found to infringe third-party intellectual property rights we will, at our expense and option: obtain the right for the customer to continue to use the technology consistent with their subscription agreement with us; modify the technology so that its use is non-infringing; or replace the infringing component with a non-infringing component, and defend them against specified infringement claims. Although we cannot predict whether we will need to satisfy these commitments and we often have limitations on these commitments, satisfying these commitments could be costly, be time-consuming, divert the attention of technical and management personnel, and adversely affect our business, financial condition, operating results and cash flows.
We also generally enter into confidentiality and nondisclosure agreements with our employees and consultants and seek to control access to and distribution of our confidential documentation and other proprietary information.
EMPLOYEES
As of February 28, 2018, Red Hat had approximately 11,870 employees.
EXECUTIVE OFFICERS OF THE REGISTRANT
Our Executive Officers as of April 19, 2018 were as follows:

Name	Age	Position
DeLisa K. Alexander	52	Executive Vice President and Chief People Officer
Paul J. Cormier	60	Executive Vice President and President, Products and Technologies
Michael R. Cunningham	57	Executive Vice President and General Counsel
Michael A. Kelly	46	Chief Information Officer
Arun Oberoi	63	Executive Vice President, Global Sales and Services
Eric R. Shander	49	Executive Vice President, Chief Financial Officer
James M. Whitehurst	50	President and Chief Executive Officer

DeLisa K. Alexander. Ms. Alexander has served as Executive Vice President and Chief People Officer since March 2011, Senior Vice President, People and Brand, from November 2007 until March 2011 and as Vice President, People, from July 2006 until November 2007. From August 2001 until July 2006, Ms. Alexander served in a number of legal capacities for Red Hat, including most recently as Assistant General Counsel and Assistant Secretary of the Company. Prior to joining Red Hat, Ms. Alexander was associated with the Kilpatrick Stockton LLP law firm (now Kilpatrick Townsend & Stockton LLP) where she focused on mergers, acquisitions, venture capital and intellectual property licensing.
Paul J. Cormier. Mr. Cormier has served as President, Products and Technologies since April 2008 and as Executive Vice President since May 2001. From March 1999 to May 2001, Mr. Cormier served as Senior Vice President, Research and Development at BindView Development Corporation, a network management software company. From June 1998 to March 1999, Mr. Cormier served as Chief Technology Officer for Netect Internet Software Company, a network security vendor. From January 1996 to June 1998, Mr. Cormier first served as Director of Engineering, Internet Security and Collaboration Products and then as Senior Director of Software Product Development, Internet Security Products, for AltaVista Internet Software, a web portal and internet services company.
Michael R. Cunningham. Mr. Cunningham joined Red Hat as Senior Vice President and General Counsel in June 2004 and has served as Executive Vice President and General Counsel since May 2007. From October 2002 to February 2003 (following the acquisition by IBM, a provider of information technology products and services, of the management consulting business of PricewaterhouseCoopers LLP), Mr. Cunningham served as an Associate General Counsel at IBM with legal responsibilities for the Business Consulting Services division in the regions of Europe, the Middle East and Africa. From November 1994 until October 2002, Mr. Cunningham served in a number of legal capacities for PricewaterhouseCoopers LLP, including as a Partner and Associate General Counsel.
Michael A. Kelly. Mr. Kelly has served as Chief Information Officer since August 2016. Prior to joining Red Hat, Mr. Kelly served in several senior leadership roles at McKesson Corporation, a provider of pharmaceuticals and medical supplies, including as Senior Vice President of IT Shared Services and Chief Information Officer, McKesson U.S. Pharmaceuticals, from October 2012 to August 2016 and Senior Vice President, Enterprise Application Services from May 2011 to October 2012. Mr. Kelly also served as Chief Information and Chief Technology Officer of McKesson Specialty Health, a division of McKesson Corporation, from October 2007 to May 2011 and as Chief Information Officer of Oncology Therapeutics Network from October 2005 until it was acquired by McKesson Corporation in October 2007.
Arun Oberoi. Mr. Oberoi joined the Company as Executive Vice President, Global Sales and Services in May 2012. From December 2010 to January 2012, Mr. Oberoi served as President and CEO of Viridity Software, Inc., a data center infrastructure management company. From March 2008 to June 2010, Mr. Oberoi was CEO of Aveksa, Inc., an access governance and management software company. From January 2004 to February 2006, Mr. Oberoi was Executive Vice President of Worldwide Sales and Services at Micromuse, Inc., a provider of network and service management solutions. Micromuse was acquired by IBM in February 2006, where Mr. Oberoi subsequently served as Vice President within IBM Tivoli until March 2008. Prior to Micromuse, Mr. Oberoi held various executive leadership roles at Hewlett-Packard.
Eric R. Shander. Mr. Shander has served as Executive Vice President, Chief Financial Officer since April 2017. He joined Red Hat as Vice President, Finance and Accounting in November 2015 and has served as principal accounting officer since March 2016 and principal financial officer since January 2017. Prior to joining Red Hat, Mr. Shander served at IBM as VP/Global Services Automation & Competitiveness from January 2015 to November 2015, as VP/Americas Strategic IT Outsourcing Delivery from May 2011 to December 2014 and as VP/Global Finance & Accounting Solutions & Delivery from September 2008 to April 2011. Mr. Shander served as VP/Chief Accountant at Lenovo from April 2005 to August 2008.
James M. Whitehurst. Mr. Whitehurst has served as the President and Chief Executive Officer of Red Hat and as a member of the Board of Directors since January 2008. Prior to joining Red Hat, Mr. Whitehurst served at Delta Air Lines, Inc. as Chief Operating Officer from July 2005 to August 2007, as Senior Vice President and Chief Network and Planning Officer from May 2004 to July 2005 and as Senior Vice President—Finance, Treasury & Business Development from January 2002 to May 2004. Prior to joining Delta, he was a partner and managing director at The Boston Consulting Group.

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
Given the rapid evolving nature of the enterprise software industry, the competitive landscape and the nature of the competition is constantly changing. Consolidation and divestitures in the technology industry are trends that we expect to continue as companies attempt to strengthen or maintain market positions as the technology industry evolves. Industry consolidation may affect competition by creating larger and potentially stronger competitors in the markets in which we compete or competitors that position themselves as key or single-source vendors providing end-to-end technology solutions for the data center. Moreover, other companies may currently be planning to, or are under pressure by stockholders to, divest businesses. These divestitures may result in additional competitors that may have an advantage by focusing on a single product or service. We also compete in certain areas with our partners and potential partners, some of which may from time to time form new strategic alliances designed to position one or more of them as a key or single-source vendor, and this may adversely impact our relationship with an individual partner or a number of partners.
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
Our success depends in part on our ability to continue to establish and maintain strategic relationships with industry-leading cloud service providers, hardware original equipment manufacturers (“OEMs”), independent software vendors (“ISVs”) and system integrators (“SIs”) to help us attract and retain a larger customer base. Many of these strategic partners have engineered and certified that their technologies run on or with our offerings and, in some cases, have built their products and solutions using our offerings. We may not be able to maintain these relationships or replace them on attractive terms in the future. Some of our strategic partners offer competing products and services. As a result of these factors, many of the companies with which we have strategic alliances may choose to pursue alternative technologies and develop alternative products and services in addition to or in lieu of our offerings, either on their own or in collaboration with others, including our competitors. Moreover, we cannot guarantee that the companies with which we have strategic relationships will market our offerings effectively or continue to devote the resources necessary to provide us with effective sales, marketing and technical support. As our agreements with strategic partners terminate or expire, we may be unable to renew or replace these agreements on comparable terms, or at all.
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
We have expanded our operations significantly in recent years. For example, our total revenue increased from $2.41 billion for the fiscal year ended February 28, 2017 to $2.92 billion for the fiscal year ended February 28, 2018 (“fiscal 2018”). Moreover, the total number of our employees increased from approximately 10,500 as of February 28, 2017 to approximately 11,870 as of February 28, 2018. In addition, we continue to explore ways to extend our offerings and geographic reach. Our growth has placed and will likely continue to place a strain on our management systems, information systems, resources and internal controls. Our ability to successfully provide our offerings and implement our business plan requires adequate information systems and resources, internal controls and oversight from our senior management. As we expand in international markets, these challenges increase as a result of the need to support a growing business in an environment of multiple languages, cultures, customs, legal systems, dispute resolution systems, regulatory systems and commercial practices. As we grow, (i) we may not be able to adequately screen and hire or adequately train, supervise, manage or develop sufficient personnel, and (ii) we may not be able to develop or effectively manage our controls, oversight functions or information systems. If we are unable to effectively manage our growth, our business, financial condition, operating results and cash flows could be adversely affected.
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

•
achieving the expected benefits of the transaction, which may include generating greater market acceptance of our offerings and technologies, increasing our revenue or integrating the assets acquired into one or more of our current offerings;

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
Our offerings and third-party products upon which our offerings depend may contain errors or defects that may be costly to correct or work around, delay market acceptance of our enterprise technologies and expose us to claims and litigation.
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
In addition, errors or defects (including deviations from published specifications) in our technologies or the design architecture or implementation of third-party products upon which our offerings depend could have a material adverse effect on our business, financial condition, operating results and cash flows. For example, in January 2018, computer security researchers publicly disclosed the discovery of hardware-based security vulnerabilities known as Meltdown and Spectre. The Meltdown and Spectre vulnerabilities affect many modern microprocessors and could allow an unauthorized individual to gain access to privileged memory that would otherwise be inaccessible. While we have issued updates for our offerings designed to address the Meltdown and Spectre vulnerabilities, such updates could slow the performance of affected machines. Meltdown and Spectre and similar vulnerabilities, errors or defects in our technologies or the third party products on which our offerings depend could cause system failures, security breaches, loss of data, performance issues or other adverse effects for our customers who may assert warranty and other claims for substantial damages against us.
Although our agreements with our customers often contain provisions that seek to limit our exposure to potential product liability claims, it is possible that these provisions may not be effective or enforceable under the laws of some jurisdictions. While we seek to insure against these types of claims, our insurance policies may not adequately limit our exposure to such claims. These claims, even if unsuccessful, could be costly and time-consuming to defend and could adversely affect our business, financial condition, operating results and cash flows. Any errors or defects in our offerings or third-party products upon which our offerings depend could result in a loss of, or delay in, market acceptance of our offerings, loss of existing or potential customers and delayed or lost revenue, damage to our reputation, declining market acceptance of emerging technologies, such as cloud computing, negatively affect demand for our technologies or delay their release, or otherwise adversely affect our business, financial condition, operating results and cash flows.

Security breaches and data loss may expose us to liability, harm our reputation and adversely affect our business.
Our business involves the production and distribution of enterprise software technologies, as well as hosting applications. As part of our business, we receive, store and process our data, as well as our employees’, customers’ and partners’ data. We also work with third-party service providers and vendors that offer technologies, systems and services that we use in our business operations and in connection with the receipt, storage and processing of such data. While we take security measures relating to our offerings and business operations seriously and devote significant resources to implement and maintain security measures, those measures (or those of our third-party service providers and vendors) may not prevent security breaches or data loss or unauthorized disclosure that could harm our business, our employees or the businesses of our customers and partners. Inadequate technology or security measures, the failure to follow proper security protocols or other factors may result in data loss or unauthorized disclosure or a compromise or breach of our systems and the data we receive, store and process (or systems and the data received, stored and processed by our third-party service providers and vendors). Security measures may be breached or data may be lost or disclosed by third parties (such as through social engineering techniques to induce disclosure of passwords or other sensitive information, other actions to gain access to our data or our customers’ or partners’ data, or the use of ineffective security measures or failure to follow proper security protocols), human error (such as the use of weak passwords or unencrypted devices), malfeasance or vulnerabilities (including vulnerabilities of our third-party service providers and vendors) or bugs found in software code. A party who is able to circumvent security measures or exploit inadequacies in security measures, could, among other things, misappropriate proprietary information (including information about our employees, customers and partners, our customers’ information, financial data and data that others could use to compete against us), cause the loss, misuse or disclosure of some or all of this information, cause interruptions or denial of service in our or our customers’ operations, cause delays in development efforts or expose customers (and their customers) to computer viruses or other disruptions or vulnerabilities. A compromise to these systems could remain undetected for an extended period of time, exacerbating the impact of that compromise. While we have not yet experienced a cyber security incident that has had a material adverse effect on our business, reputation, financial condition, operating results or cash flows, we have experienced the unauthorized exposure of limited data by a third-party service provider.
Risks arising from or related to security breaches or data loss are likely to increase as we continue to grow our cloud, mobile and services offerings and as we receive, store and process more data. Actual or perceived vulnerabilities may lead to regulatory investigations and sanctions, claims against us by current or former employees, customers, partners or other third parties, or costs, such as those related to providing breach notifications and fraud monitoring. While our customer agreements typically contain provisions that seek to limit our liability, there is no assurance these provisions will be enforceable and effective under applicable law. In addition, the cost and operational consequences of remediating any incidents, implementing further data protection measures or upgrading our cybersecurity systems could be significant. Moreover, because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, often grow more complex over time and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures, which could exacerbate the effects of a breach. We can make no assurance that we will be able to detect, prevent, timely and adequately address, or mitigate the negative effects of cyberattacks or other security breaches. Any loss of data or compromise of our systems or the data we receive, store or process (or systems and the data received, stored and processed by our third-party service providers and vendors) could result in a loss of confidence in the security of our offerings, damage our reputation, cause the loss of current or potential customers or partners, lead to legal liability and adversely affect our business, financial condition, operating results and cash flows.
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
Competition in our industry for qualified employees, especially technical employees, is intense and our competitors may directly target our employees. Our inability to attract and retain key employees could hinder our influence in open source projects and seriously impede our success. We have from time to time in the past experienced, and we may experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Potential changes to U.S. immigration policies may inhibit our ability to hire and retain qualified employees to the extent these policies restrain the mobility of technical and professional talent. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited, that they have divulged proprietary or other confidential information, or that their former employers own their inventions or other work product. Moreover, the loss of these key employees, particularly to a competitor, some of which may be in a position to offer greater compensation, and any resulting loss of customers could reduce our market share and diminish our brands.
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
An increased focus on developing and providing emerging technology offerings may place a greater emphasis on marketing more holistic solutions, rather than individual offerings. Consequently, we may need to adapt our marketing and pricing strategies for our offerings, our customers’ purchasing decisions may become more complex and require a more significant evaluation process and additional levels of approval and the duration of sales cycles for our offerings may increase.
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
As technologies and the markets for our enterprise offerings change, our annual or multi-year subscription-based business model may no longer meet the needs of our customers. For example, a business model based on annual or multi-year subscriptions may no longer be competitive in an environment where disruptive technologies (such as cloud computing) enable customers to consume competitive offerings available from companies such as Amazon Web Services, Inc., Google Inc. and Microsoft Corporation on an hourly basis or for free. We also develop and offer these disruptive technologies with consumption-based pricing, which may have an effect on the demand for our subscription-based offerings.
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
We do not exercise control over many aspects of the development of open source technology. Different groups of open source software programmers compete with one another to develop new technology. Typically, the technology developed by one group will become more widely used than that developed by others. As a result, a new technology we acquire or adopt and incorporate into our offerings could become less widely used or accepted than a competing technology, which could reduce the market appeal of our offerings and harm our reputation, diminish our brands and adversely affect our business, financial condition, operating results and cash flows.
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
In the past, our technologies have been subject to intellectual property infringement claims. Some of these claims have been brought by entities that do not design, manufacture, or distribute products or services or that acquire intellectual property such as patents for the sole purpose of monetizing their acquired intellectual property through asserting claims of infringement. As these entities do not have operating businesses of their own and therefore have limited risk of counterclaims for damages or injunctive relief, it may be difficult to deter them from bringing intellectual property infringement claims. We expect to face the possibility of more intellectual property infringement claims as our prominence increases, business activities expand, market share and revenue grow, the number of products and competitors in our industry grows and the functionality of products in different portions of the industry overlap. We may not be able to accurately assess the risk related to these suits, and we may be unable to accurately assess our level of exposure.
Defending patent and other intellectual property claims, even claims without significant merit, can be time-consuming and costly and can divert the attention of technical and management personnel. We may receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurances that favorable final outcomes will be obtained in all cases. We may decide to settle certain lawsuits and disputes on terms that are disadvantageous to us. Similarly, if any litigation to which we are a party is resolved adversely, we may be subject to an unfavorable judgment that may not be reversed upon appeal. The terms of such a settlement or judgment may require us to cease offering certain of our technologies or pay substantial amounts to the other party. In addition, we may have to seek a license to continue offering technologies found to be in violation of a third party’s rights, which may not be available on reasonable terms, or at all, and may significantly increase our operating costs and expenses and which could have a material adverse effect on our business, financial condition and operating results. As a result, we may also be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative non-infringing technology or practices could require significant effort and expense or may not be feasible.
An unfavorable legal decision regarding the intellectual property in and to our technology and other offerings could adversely affect our business, financial condition, operating results and cash flows. See Part I, Item 3, “Legal Proceedings” for additional information.

Our activities, or the activities of our partners, may violate anti-corruption laws and regulations that apply to us.
In many foreign countries, particularly in certain developing economies, there may be business practices that are prohibited by regulations that may apply to us, such as the U.S. Foreign Corrupt Practices Act and similar laws. Although we have policies and procedures designed to help promote compliance with these laws, our employees, contractors, partners and agents, as well as those companies to which we outsource certain of our business operations or which we acquire, may take actions in violation of our policies and procedures. Any violation of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business, and damage to our reputation.
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
Our collection of trademarks is valuable and important to our business. The protective steps we have taken in the past may have been, and may in the future continue to be, inadequate to protect and deter misappropriation of our trademark rights. Policing unauthorized use of our trademark rights is difficult, expensive and time-consuming and our efforts may be inadequate. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our trademark rights in a timely manner. We have registered some of our trademarks in countries in North America, South America, Europe, Asia, Africa and Australia and have other trademark applications pending in various countries around the world. Effective trademark protection may not be available in every country in which we offer or intend to distribute our offerings. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights. Failure to adequately protect our trademark rights could damage or even destroy one or more of our brands and impair our ability to compete effectively. Furthermore, defending or enforcing our trademark rights could result in the expenditure of significant financial and managerial resources. The loss of any material trademark could have a material adverse effect on our business, financial condition or operating results.

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
Our business is subject to a variety of federal, state and international laws and regulations that apply to the collection, use, retention, protection, disclosure, transfer and processing of personal data. These data privacy- and protection-related laws and regulations are evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. For example, the European Union has adopted the General Data Protection Regulation, a new regulation effective May 2018 governing data practices and privacy that establishes new requirements applicable to the handling of personal data and provides for greater penalties for noncompliance.
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
Open source development and licensing practices may limit the value of our software copyright assets.
Our offerings, including Red Hat Enterprise Linux and Red Hat JBoss Middleware, are built primarily from software components licensed under various open source licenses. While some components are developed by our employees, we obtain many components from software developed and released by contributors to independent open source software development projects. Open source licenses grant licensees broad permissions to use, copy, modify and redistribute the software. Certain open source licenses, such as the GNU General Public License, impose significant limits on a distributor’s ability to license derivative works under more restrictive terms and generally require the distributor to disclose the source code of such works. The inclusion of software components governed by such licenses in our offerings limits our ability to use traditional proprietary software licensing models for those offerings. As a result, while we have substantial copyright interests in our software technologies, open source development and licensing practices may have the effect of limiting the value of our software copyright assets.
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
Our fourth fiscal quarter has historically been our strongest quarter for sales. This pattern has become more pronounced as the number of customers with renewal dates occurring in the last half of our fiscal year has continued to increase. Additionally, a significant portion of our quarterly sales typically occur during the last weeks of the quarter and our operating results may be adversely impacted if we do not have sufficient time to bill and collect from our customers in the same quarter or fiscal year. Some of our customers may wait until the end of the quarter to negotiate their contracts in the hope of obtaining more favorable terms, which can also impede our ability to execute these contracts within the same quarter. Moreover, as an increasing number of customers enter into larger, multi-year transactions with us, such transactions tend to have longer sales cycles and can involve customers choosing to pay annually, which may impact our quarterly financial results. If, among other considerations, our future financial performance falls below the expectations of securities analysts or investors or we are unable to increase or maintain profitability, the market price of our common stock may decline.
We may not be able to meet the financial and operational challenges that we will encounter as our international operations, which represented approximately 43.6% of our total revenue for fiscal 2018, continue to expand.
Our international operations accounted for approximately 43.6% of total revenue for fiscal 2018. As we expand our international operations, we may have difficulty managing and administering a globally dispersed business and we may need to expend additional funds to, among other activities, reorganize our sales force and technical support services team, outsource or supplement general and administrative functions, staff key management positions, obtain additional information technology infrastructure and successfully localize offerings for a significant number of international markets, which may adversely affect our operating results. Additional challenges associated with the conduct of our business globally that may adversely affect our operating results include:

•	fluctuations in exchange rates;

•	pricing environments;

•	longer payment cycles and less financial stability of customers;

•	economic, political, compliance and regulatory risks associated with specific countries;

•
laws and policies of the U.S. and other jurisdictions affecting trade, foreign investment, loans, immigration and taxes, including any adverse effects that may result from the United Kingdom’s vote to exit the European Union;

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
During fiscal 2018, a substantial portion of our subscription revenue was derived from our Red Hat Enterprise Linux offerings. Although we are continuing to develop other offerings, we expect that revenue from Red Hat Enterprise Linux will constitute a majority of our revenue for the foreseeable future. Declines and variability in demand for Red Hat Enterprise Linux could occur as a result of:

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
A portion of our business is conducted in currencies other than the U.S. dollar. Changes in exchange rates among other currencies and the U.S. dollar may affect our revenue, operating expenses and operating margins, which are reported in U.S. dollars. We cannot predict the impact of future exchange rate fluctuations. For example, the income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency statements results in increased revenue and operating expenses for our non-U.S. operations. Similarly, our revenue and operating expenses for our non-U.S. operations decreases if the U.S. dollar strengthens against foreign currencies.
As we expand international operations, our exposure to exchange rate fluctuations may increase. We may use financial instruments, primarily forward purchase contracts, to economically hedge currency commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations. If these hedging activities are not successful or we change or reduce these hedging activities in the future, we may experience significant unexpected expenses from fluctuations in exchange rates. For information regarding our hedging activity, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”
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
We are subject to income tax and other taxes in the U.S. and in numerous foreign jurisdictions. Our domestic and foreign tax liabilities are dependent on the jurisdictions in which profits are determined to be earned and taxed. Additionally, the amount of taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we operate. Changes in tax laws, or in judicial or administrative interpretations of tax laws, could have an adverse effect on our business, financial condition, operating results and cash flows. Significant judgment, knowledge and experience are required in determining our worldwide provision for income taxes. Our future effective tax rate is impacted by a number of factors including our interpretation of the Tax Cuts and Jobs Act (the “Tax Act”) enacted into law on December 22, 2017 and any pending regulations and interpretive guidance to be released on the Tax Act, changes in the valuation of our deferred tax assets and liabilities, increases in expenses not deductible for tax, including impairment of goodwill in connection with acquisitions, and changes in available tax credits. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly and increasingly subject to audits by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Economic and political pressures to increase tax revenue in various jurisdictions may make resolving tax disputes more difficult. The results of an audit or litigation could adversely affect our financial statements in the period or periods for which that determination is made.
We anticipate that the U.S. Department of the Treasury, the Internal Revenue Service and other standard-setting bodies may issue regulations and interpretive guidance on how the provisions of the Tax Act will be applied or otherwise administered, and additional regulations or interpretive guidance may be issued in the future that is different from our current interpretation. We have made significant judgments and assumptions in the interpretation of the Tax Act and in our calculations of the provisional amounts reflected in our financial statements. As we continue to analyze the Tax Act and collect relevant information to complete our computations of the related impact, we may make adjustments to the provisional amounts that could materially affect our provision for income taxes in the period in which the adjustments are made, which could have a significant impact on our future operating results and cash flows.
We earn a significant amount of our operating income from outside the U.S., and any repatriation of funds currently held in foreign jurisdictions that are not permanently reinvested may result in higher effective tax rates for the Company. For example, as a consequence of the Tax Act, foreign earnings are now deemed to be repatriated resulting in a higher effective tax rate for the Company’s fiscal year ended February 28, 2018. In addition, the Tax Act will significantly impact how U.S. multinational corporations are taxed on foreign earnings. Numerous countries are evaluating their existing tax laws due in part, to recommendations made by the Organization for Economic Co-operation and Development’s (“OECD’s”) Base Erosion and Profit Shifting (“BEPS”) project and in response to the changes in U.S. tax laws. Although we cannot predict whether or in what form any legislation based on such proposals may be adopted by the countries in which we do business, future tax reform based on such proposals may increase the amount of taxes we pay and adversely affect our operating results and cash flows.

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
For example, in May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, now commonly referred to as Accounting Standards Codification Topic 606 (“ASC 606”). This guidance is effective for us beginning the first quarter of our fiscal year ending February 28, 2019. We are adopting ASC 606 using the full retrospective transition method, and while the adoption of the new standard does not change the cash flows received from our contracts with customers, its adoption could adversely affect our financial position or operating results. Further, we are implementing a new revenue recognition software tool in connection with our adoption of ASC 606. If the new software tool does not work as expected and we incur additional costs or any new or revised internal controls implemented as a result of the adoption of ASC 606 are insufficient, this could have an adverse effect on our financial position, operating results or cash flows.

For a discussion of the potential impact that the implementation of ASC 606 is expected to have on our consolidated financial statements and related disclosures, see NOTE 2—Summary of Significant Accounting Policies to our Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.”
Our investment portfolio is subject to credit and liquidity risks and fluctuations in the market value of our investments and interest rates. These risks may result in an impairment of, or the loss of all or a portion of, the value of our investments, an inability to sell our investments or a decline in interest income.
We maintain an investment portfolio of various holdings, types and maturities. Our portfolio generally consists of certificates of deposit, commercial paper, corporate securities, European sovereign and agency securities with a rating of AA or higher, money market funds, and U.S. government and agency securities. Although we follow an established investment policy and seek to minimize the risks associated with our investments by investing primarily in investment grade, highly liquid securities and by limiting the amounts invested with any one institution, type of security or issuer, we cannot give assurances that the assets in our investment portfolio will not lose value or become impaired, or that our interest income will not decline.
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
Future fluctuations and uncertainty in economic and market conditions could adversely affect the market value of our investments, and we could record additional impairment charges and lose some or all of the principal value of investments in our portfolio. A total loss of an investment or a significant decline in the value of our investment portfolio could adversely affect our financial condition and operating results. For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, see Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”
Our investments in public and private companies are subject to risk of loss of investment capital. Some of these investments may have been made to further our strategic objectives and support our key business initiatives. Our investments in public and private companies are inherently risky because the markets for the technologies they have under development are typically in the early stages and may never materialize. We could lose the value of our entire investment in these companies.
Epidemics, geo-political events, Internet and power outages or natural disasters could adversely affect our business, financial condition, operating results and cash flows.
The occurrence of one or more epidemics, geo-political events (such as civil unrest or terrorist attacks), Internet and power outages, telecommunications failures, fire or natural disasters (including those due to the effects of climate change such as increased storm severity, drought, wildfires, and potential flooding due to rising sea levels and storm surges) in a country in which we operate or in which technology industry suppliers or our customers are located, could adversely affect our business, financial condition, operating results and cash flows. Such events could result in physical damage to, or the complete loss of, one or more of our facilities, the lack of an adequate work force in a market, the inability of our customers to access our offerings, the inability of our associates to reach or have transportation to our facilities or our customers’ facilities directly affected by such events, the evacuation of the populace from areas in which our facilities are located, changes in the purchasing patterns of our customers, the temporary or long-term disruption in the supply of computer hardware and related components, the disruption or delay in the manufacture and transport of goods globally, the disruption of utility services to our facilities or to suppliers, partners or customers, or disruption in our communications with our customers.

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
Prior to April 1, 2019, holders of the convertible notes may elect to convert their notes during any fiscal quarter (and only during such fiscal quarter) if the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to the conversion price of the convertible notes (the “Conversion Condition”). The Conversion Condition was met for the convertible notes during the fiscal quarters ended August 31, 2017, November 30, 2017 and February 28, 2018, which means that the holders of the convertible notes may elect to convert such notes at their option at any time during the fiscal quarter ending May 31, 2018. If one or more holders elect to convert their convertible notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share) or electing to have a financial institution accept convertible notes in exchange for cash and/or shares of common stock, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

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
We may issue or sell additional shares of our common stock or instruments convertible into shares of our common stock and thereby materially and adversely affect the market price of our common stock.
We are not restricted from issuing additional shares of our common stock or other instruments convertible into, or exchangeable or exercisable for, shares of our common stock. If we issue or sell additional shares of our common stock or instruments convertible into shares of our common stock, it may materially and adversely affect the market price of our common stock.
In addition, a substantial number of shares of our common stock are reserved for issuance under our equity compensation plans, including for issuance upon the exercise of stock options and the vesting of performance share units, restricted stock, restricted stock units and deferred stock units. A substantial number of shares of our common stock are also reserved in relation to the convertible notes and the warrant transactions and for our employee stock purchase plan. We may not be able to predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance or sale of substantial amounts of common stock, or the perception that such issuances or sales may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of equity or equity-linked securities.
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
Including our headquarters, we have leased office facilities in over 35 countries and more than 95 office locations. Significant locations in North America include Ann Arbor, Michigan; Atlanta, Georgia; Boston, Massachusetts; Chicago, Illinois; Durham, North Carolina; Huntsville, Alabama; Mahwah, New Jersey; McLean, Virginia; Minneapolis, Minnesota; Montreal, Canada; New York, New York; Plano, Texas; San Francisco, California; Sunnyvale, California; Toronto, Canada and Westford, Massachusetts. Significant locations in Latin America include Bogota, Colombia; Buenos Aires, Argentina; Mexico City, Mexico; Santiago, Chile and Sao Paulo, Brazil. Significant locations in EMEA include Amsterdam, Netherlands; Barcelona, Spain; Brno, Czech Republic; Cork, Ireland; Dubai, United Arab Emirates; Farnborough, United Kingdom; Frankfurt, Germany; London, United Kingdom; Madrid, Spain; Milan, Italy; Munich, Germany; Paris, France; Ra’anana, Israel; Rome, Italy; Stockholm, Sweden; Stuttgart, Germany and Waterford, Ireland. Significant locations in Asia Pacific include Beijing, China; Bengaluru, India; Brisbane, Australia; Canberra, Australia; Hong Kong; Kuala Lumpur, Malaysia; Melbourne, Australia; Mumbai, India; New Delhi, India; Pune, India; Seoul, South Korea; Shenzhen, China; Singapore; Sydney, Australia and Tokyo, Japan. We believe that in all material respects our properties have been satisfactorily maintained, are in good condition and are suitable for our operations.

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
Market Information
Our common stock trades on the New York Stock Exchange under the symbol “RHT.” The chart below sets forth the high and low sales price for each of the quarters of fiscal 2018 and fiscal 2017.

	FY 2018		FY 2017
Quarter	High	Low	High	Low
First	$90.01	$80.93	$77.56	$65.43
Second	$107.77	$86.26	$81.81	$70.09
Third	$129.61	$104.51	$82.73	$71.52
Fourth	$150.30	$117.76	$85.01	$68.54
Holders
As of April 19, 2018, we estimate that there were 1,137 registered stockholders of record of our common stock.
Dividends
We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future.
Stock Performance Graph
The following graph shows a comparison of cumulative total return (equal to dividends plus stock appreciation) during the period from February 28, 2013 through February 28, 2018 for:

•	Red Hat, Inc.;

•
a peer group consisting of Adobe Systems Incorporated, Akamai Technologies, Inc., ANSYS, Inc., Autodesk, Inc., Cadence Design Systems, Inc., Citrix System, Inc., Intuit Inc., Jack Henry & Associates, Inc., NetApp, Nuance Communications, Inc., Open Text Corporation, PTC Inc., Salesforce.com, inc., Symantec Corporation, Synopsys, Inc., Verint Systems Inc., Verisign, Inc. and VMware (the “Stock Performance Peer Group”); and

•	the S&P 500 Index.
We are required to provide a line-graph presentation comparing cumulative, five-year stockholder returns on an indexed basis with a broad equity market index and either a published industry index or an index of peer companies selected by Red Hat. In our index of peer group companies, we have selected peer companies considered to be peers for purposes of benchmarking executive compensation during fiscal 2018.

COMPARISON OF FIVE-YEAR CUMULATIVE
TOTAL RETURN AMONG RED HAT,
STOCK PERFORMANCE PEER GROUP AND S&P 500 INDEX

	2/28/2013	2/28/2014	2/28/2015	2/29/2016	2/28/2017	2/28/2018
RED HAT, INC.	$100.00	$116.10	$136.04	$128.62	$162.98	$290.10
PEER GROUP	$100.00	$130.04	$142.05	$130.31	$181.29	$253.49
S&P 500 INDEX	$100.00	$125.37	$144.81	$135.85	$169.78	$198.81

Notes:

•	Assumes initial investment of $100.00 on February 28, 2013. Total return includes reinvestment of dividends.

•	If the annual interval, based on the fiscal year-end, ends on a day that is not a trading day, the preceding trading day is used.

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
Unregistered Sales of Equity Securities
During the three months ended February 28, 2018, the Company issued 155 shares of its unregistered common stock upon settlement of conversions of an aggregate of $28,000 in principal amount of the convertible notes. These shares of the Company’s common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities
The table below sets forth information regarding the Company’s purchases of its common stock during its fourth fiscal quarter ended February 28, 2018:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)(2)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
December 1, 2017—December 31, 2017	12	$73.41	—	$398.7	million
January 1, 2018—January 31, 2018	26,159	$125.26	—	$398.7	million
February 1, 2018—February 28, 2018	132	$73.41	—	$398.7	million
Total	26,303		—
_______________

(1)
During the three months ended February 28, 2018, the Company withheld an aggregate of 26,142 shares of its common stock (with a weighted average share price of $125.29) from employees to satisfy minimum tax withholding obligations relating to the vesting of restricted share awards. These shares were not withheld pursuant to the programs described in Note (3) below.

(2)
In connection with the convertible note conversions settled during the three months ended February 28, 2018, the Company exercised a portion of the options that are part of the convertible note hedge transactions and acquired 161 shares of its common stock. The counterparties to the convertible note hedge transactions may be deemed to be an “affiliate purchaser” and may have purchased the shares of the Company’s common stock deliverable to the Company upon the exercise of the options.

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
The following table sets forth selected financial data for each of the Company’s fiscal years in the five-year period ended February 28, 2018. The selected balance sheet data as of February 28, 2018 and February 28, 2017 and the selected statement of operations data for the fiscal years ended February 28, 2018, February 28, 2017, and February 29, 2016 are derived from our Consolidated Financial Statements contained in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein. The selected statement of operations data for the fiscal years ended February 28, 2015 and February 28, 2014 is derived from our Consolidated Financial Statements contained in the Annual Report on Form 10-K for the fiscal year ended February 28, 2015, and the selected balance sheet data as of February 28, 2015 and February 28, 2014 is presented including the effects of retrospective application of relevant adopted Accounting Standards Updates.

	Fiscal Years Ended
	February 28, 2018	February 28, 2017	February 29, 2016	February 28, 2015	February 28, 2014
	(in thousands, except per share data)
SELECTED STATEMENT OF OPERATIONS DATA
Revenue:
Subscriptions	$2,574,178	$2,135,780	$1,803,449	$1,561,234	$1,336,771
Training and services	346,283	276,023	248,781	228,255	197,844
Total subscription and training and services revenue	$2,920,461	$2,411,803	$2,052,230	$1,789,489	$1,534,615
Gross profit	$2,488,664	$2,057,425	$1,742,601	$1,516,290	$1,302,015
Income from operations	$472,442	$332,245	$288,048	$249,994	$232,289
Interest income	$18,493	$13,921	$11,673	$8,336	$6,645
Interest expense	$24,569	$23,822	$23,121	$9,394	$160
Other income (expense), net	$8,335	$(2,164)	$(1,735)	$6,562	$774
Provision for income taxes (1)	$215,898	$66,477	$75,500	$75,297	$61,256
Net income	$258,803	$253,703	$199,365	$180,201	$178,282
Net income per share:
Basic	$1.46	$1.41	$1.09	$0.97	$0.94
Diluted	$1.40	$1.39	$1.07	$0.95	$0.93
Weighted average shares outstanding:
Basic	177,150	179,642	182,817	186,529	189,920
Diluted	184,602	182,961	186,119	189,246	192,036

	As of
	February 28, 2018	February 28, 2017	February 29, 2016	February 28, 2015	February 28, 2014
	(in thousands)
SELECTED BALANCE SHEET DATA
Total cash, cash equivalents, restricted cash and available-for-sale investment securities	$2,472,932	$2,133,231	$1,995,390	$1,808,743	$1,487,429
Working capital	$829,538	$424,629	$313,256	$549,410	$315,502
Total assets	$5,466,546	$4,535,185	$4,155,099	$3,784,569	$3,079,070
Total deferred revenue (current and long-term)	$2,595,172	$2,069,956	$1,722,544	$1,482,328	$1,289,197
Convertible notes (current and long-term)	$768,000	$745,633	$723,942	$702,939	$—
Stockholders’ equity	$1,470,230	$1,247,320	$1,334,432	$1,288,338	$1,551,165
________

(1)	Provision for income taxes for the fiscal year ended February 28, 2018 included a charge of $122.7 million related to the Tax Act. See NOTE 10—Income Taxes to our Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We believe our success is influenced by: (i) our ability to utilize the innovation derived from software developed by an open source community and make it consumable for enterprise customers, (ii) the extent to which we can expand the breadth and depth of our offerings, (iii) strategic business combinations and acquisitions of technical talent and technologies, (iv) our ability to enhance the value of our offerings through frequent and continuing innovation while maintaining platforms designed to be stable and secure over multi-year periods, (v) the extent to which adoption of our emerging technology offerings and software development processes such as CI/CD (continuous integration and continuous deployment) and DevOps increases, (vi) our involvement and leadership in key open source communities and projects, which enable us to develop, enhance and maintain our offerings, (vii) our corporate culture, which we believe fosters innovation, creativity and collaboration, (viii) our ability to generate increasing revenue directly and through partners and other strategic relationships, including CCSPs, distributors, embedded technology partners, independent hardware vendors (“IHVs”), independent software vendors (“ISVs”), original equipment manufacturers (“OEMs”), systems integrators and value added resellers, (ix) our ability to generate new and recurring revenue for our offerings, (x) the widespread and increasing deployment of open source technologies by enterprises and similar institutions, (xi) our software, hardware, application and cloud service certification programs, which are intended to create an ecosystem of technologies that are compatible with our offerings and supported by us, (xii) our ability to provide customers with consulting and training services that generate additional subscription revenue, and (xiii) our ability to provide greater subscription value, enhance the experience of our customers and promote customer loyalty by focusing on ways in which we can help our customers succeed.
In fiscal 2019, we expect to focus on, among other things: (i) driving the widespread adoption of our offerings, (ii) investing in the development of open source technologies and promoting the use of our technologies by software developers globally, (iii) pursuing strategic acquisitions and alliances, and (iv) promoting a range of services to help our customers derive additional value.

Non-GAAP disclosures
In accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”), the income statements of our non-U.S. operations are translated into U.S. dollars using the average exchange rates for each month in an applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of transactions denominated in foreign currencies results in increased revenue, as stated in U.S. dollars, for our non-U.S. operations. Similarly, revenue, as stated in U.S. dollars, for our non-U.S. operations decreases if the U.S. dollar strengthens against foreign currencies. In this Part II, Item 7, we disclose non-GAAP amounts and growth rates that exclude the impact of foreign currency exchange rate fluctuations for fiscal 2018 in an effort to provide a comparable framework for assessing how our business performed when compared to fiscal 2017. To compute the non-GAAP impact of foreign currency exchange rate fluctuations, we translate amounts from our non-U.S. operations for fiscal 2018 using the average foreign currency exchange rate for the twelve months ended February 28, 2017.
Revenue
For fiscal 2018, total revenue increased 21.1%, or $508.7 million, to $2.92 billion from $2.41 billion for fiscal 2017. Excluding the impact of foreign currency exchange rate fluctuations, total revenue increased by 19.7% for fiscal 2018, as detailed in the following table.
The growth rates of subscription revenue by offering type, training and services revenue and total revenue, as reported and excluding the impact of foreign currency exchange rate fluctuations, for fiscal 2018 versus fiscal 2017 are as follows (in thousands):

	Fiscal Year Ended
	February 28, 2018	February 28, 2017	Year-Over-Year Growth Rate
Infrastructure-related subscription revenue, as reported	$1,950,396	$1,696,443	15.0%
Adjustment for foreign currency exchange rates	(20,016)	—
Infrastructure-related subscription revenue, excluding foreign currency impact	1,930,380	1,696,443	13.8%

Application Development-related and other emerging technology subscription revenue, as reported	623,782	439,337	42.0%
Adjustment for foreign currency exchange rates	(9,164)	—
Application Development-related and other emerging technology subscription revenue, excluding foreign currency impact	614,618	439,337	39.9%

Total subscription revenue, as reported	2,574,178	2,135,780	20.5%
Adjustment for foreign currency exchange rates	(29,180)	—
Total subscription revenue, excluding foreign currency impact	2,544,998	2,135,780	19.2%

Total training and services revenue, as reported	346,283	276,023	25.5%
Adjustment for foreign currency exchange rates	(4,552)	—
Total training and services revenue, excluding foreign currency impact	341,731	276,023	23.8%

Total subscription and training and services revenue, as reported	2,920,461	2,411,803	21.1%
Adjustment for foreign currency exchange rates	(33,732)	—
Total subscription and training and services revenue, excluding foreign currency impact	$2,886,729	$2,411,803	19.7%

Subscription revenue
Our enterprise technologies are delivered primarily under subscription agreements. These agreements typically have a one- or three-year subscription period. A subscription generally entitles a customer to, among other things, a specified level of support, as well as security updates, fixes, functionality enhancements, upgrades to the technologies, each if and when available, and compatibility with an ecosystem of certified hardware and software. Subscription revenue increased sequentially for each quarter of fiscal 2018, fiscal 2017 and fiscal 2016 and was driven primarily by the increased use of our offerings by customers and our expansion of sales channels and geographic footprint during these periods.
Subscription revenue increased 20.5%, or $438.4 million, for fiscal 2018 compared to fiscal 2017. Excluding the impact of foreign currency exchange rate fluctuations, subscription revenue increased by 19.2% for fiscal 2018. The increase in subscription revenue is driven primarily by additional subscriptions related to our Red Hat Enterprise Linux, Red Hat JBoss Middleware and certain emerging technology offerings: Ansible, OpenShift and OpenStack. The increase is, in part, a result of the continued migration of enterprises in industries such as financial services, government and telecommunications to our open source solutions from proprietary technologies.
Training and services revenue
Training and services revenue increased 25.5%, or $70.3 million, for fiscal 2018 as compared to fiscal 2017. Excluding the impact of foreign currency exchange rate fluctuations, training and services revenue increased by 23.8%. The increase is driven primarily by customer interest in new products and increased demand for consulting projects supporting Ansible and OpenShift solutions.
Deferred revenue, billings proxy, seasonality and backlog
Deferred revenue
Total deferred revenue increased 25.4%, or $525.2 million at February 28, 2018 from $2.07 billion at February 28, 2017. Excluding the impact of foreign currency exchange rate fluctuations, total deferred revenue increased by 20.9%, or $433.0 million, from February 28, 2017 to February 28, 2018. This increase in deferred revenue of $433.0 million is the change in deferred revenue reported on our Consolidated Statements of Cash Flows and approximately $0.9 million acquired as part of business combinations for fiscal 2018.
Below is a summary of our deferred revenue, as reported and excluding the impact of foreign currency exchange rate fluctuations for February 28, 2018 and February 28, 2017 (in thousands):

	February 28, 2018	February 28, 2017	Year-Over-Year Growth Rate
Current deferred revenue, as reported	$1,853,719	$1,512,762	22.5%
Adjustment for foreign currency exchange rates	(61,664)	—
Current deferred revenue, excluding foreign currency impact	$1,792,055	$1,512,762	18.5%

Long-term deferred revenue, as reported	$741,453	$557,194	33.1%
Adjustment for foreign currency exchange rates	(30,512)	—
Long-term deferred revenue, excluding foreign currency impact	$710,941	$557,194	27.6%

Total deferred revenue, as reported	$2,595,172	$2,069,956	25.4%
Adjustment for foreign currency exchange rates	(92,176)	—
Total deferred revenue, excluding foreign currency impact	$2,502,996	$2,069,956	20.9%
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

Below is a summary of our billings proxy for fiscal 2018 and fiscal 2017 (in thousands):

	Fiscal Year Ended
	February 28, 2018	February 28, 2017	Year-Over-Year Growth Rate
Revenue, as reported	$2,920,461	$2,411,803	21.1%
Change in deferred revenue, as reported on Statements of Cash Flows	432,182	348,534
Billings proxy	3,352,643	2,760,337	21.5%
Adjustment to revenue for foreign currency exchange rates	(33,732)	—
Billings proxy, excluding foreign currency impact	$3,318,911	$2,760,337	20.2%
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
Below is a summary of our billings (approximated as described above by adding revenue for the period with the change in deferred revenue as reported on our Consolidated Statements of Cash Flows for the same period) by quarter for fiscal 2018, fiscal 2017, fiscal 2016, fiscal 2015 and fiscal 2014 (in thousands):

	First quarter		Second quarter		Third quarter		Fourth quarter
Fiscal Years Ended	Billings proxy	% of fiscal year total	Billings proxy	% of fiscal year total	Billings proxy	% of fiscal year total	Billings proxy	% of fiscal year total
February 28, 2018	$631,079	18.8%	$682,780	20.4%	$805,253	24.0%	$1,233,531	36.8%
February 28, 2017	$521,806	18.9%	$572,851	20.8%	$679,441	24.6%	$986,239	35.7%
February 29, 2016	$449,439	19.4%	$479,131	20.7%	$620,244	26.8%	$763,911	33.0%
February 28, 2015	$404,005	19.5%	$439,690	21.2%	$539,807	26.1%	$688,680	33.2%
February 28, 2014	$346,359	19.9%	$376,303	21.6%	$452,555	26.0%	$564,755	32.5%
Backlog
Our total backlog as of February 28, 2018 was approximately $3.4 billion and includes amounts already billed to customers and recognized as current and long-term deferred revenue on our Consolidated Balance Sheet of $1.85 billion and $741.5 million, respectively, plus the value of non-cancellable subscription agreements not yet billed or reflected in our financial statements and the value of services agreements not yet billed or reflected in our financial statements that we believe to be firm (“off-balance sheet backlog”), which was in excess of $775.0 million. Our total backlog as of February 28, 2017 was approximately $2.75 billion, including current and long-term deferred revenue of $1.51 billion and $557.2 million, respectively plus off-balance sheet backlog in excess of $650.0 million. The increase in total backlog from approximately $2.75 billion as of February 28, 2017 to approximately $3.4 billion as of February 28, 2018 demonstrates increased customer commitment to our open source technologies.
We report our off-balance sheet backlog as a conservative approximation, often describing the amount as “in excess of,” primarily because the value of underlying contracts is derived from data not yet subjected to the complete application of our revenue recognition policies. For example, the value of the service agreements included as a part of off-balance sheet backlog is less than the stated value of such agreements because in certain instances customers are not contractually required to purchase the stated value of such services (e.g., when the services are to be billed on a time and materials basis and the service agreement’s stated value is merely an estimate of the aggregate value of the services to be provided). Historically, the impact on off-balance sheet backlog resulting from the difference in the amount of services billed and the service agreements’ stated value has not been material. We endeavor to derive the value of our off-balance sheet backlog in a consistent manner year over year and, therefore, believe the amounts are comparable.

Revenue by geography
In fiscal 2018, approximately 43.6%, or $1.27 billion, of our revenue was generated outside the U.S. compared to approximately 41.9%, or $1.01 billion, for fiscal 2017. Excluding the impact of foreign currency exchange rate fluctuations, our revenue generated outside the U.S. would have been 42.9%, or $1.24 billion, of our total revenue in fiscal 2018. Our international operations are expected to grow as our international sales force and channels become more mature and as we enter new locations outside the U.S. or expand our presence in existing international locations. As of February 28, 2018, we had offices in more than 95 locations throughout the world.
We operate our business in three geographic regions: the Americas (U.S., Canada and Latin America); EMEA (Europe, Middle East and Africa); and Asia Pacific (principally Australia, China, India, Japan, Singapore and South Korea). Revenue, as reported and excluding the impact of foreign currency exchange rate fluctuations and related year-over-year (“YoY”) revenue growth rates generated by the Americas, EMEA and Asia Pacific were as follows (in thousands):

	Americas		EMEA		Asia Pacific		Consolidated
Fiscal Years Ended	Revenue	YoY Growth %	Revenue	YoY Growth %	Revenue	YoY Growth %	Revenue	YoY Growth %
February 28, 2018, as reported	$1,858,004	19.5%	$657,197	27.5%	$405,260	18.9%	$2,920,461	21.1%
Adjustment for foreign currency exchange rates	(782)		(33,118)		168		(33,732)
February 28, 2018, excluding foreign currency impact	$1,857,222	19.4%	$624,079	21.0%	$405,428	18.9%	$2,886,729	19.7%

February 28, 2017, as reported	$1,555,290	14.8%	$515,642	18.2%	$340,871	30.3%	$2,411,803	17.5%
As we expand further within each region, we anticipate revenue growth rates in local currencies to become more similar among our geographic regions due to the similarity of products and services offered and the similarity in customer types or classes.
Gross profit margin
Gross profit margin decreased to 85.2% for fiscal 2018 from 85.3% for fiscal 2017. This decrease was primarily driven by a higher mix of training and services revenue relative to subscription revenue. Training and services revenue as a percentage of total revenue was 11.9% for fiscal 2018 as compared to 11.4% for fiscal 2017.
Gross profit margin by geography
Gross profit margins by our geographic regions were as follows:

Fiscal Years Ended	Americas	EMEA	Asia Pacific	Consolidated (1)
February 28, 2018	85.9%	87.4%	82.9%	85.2%
February 28, 2017	86.3%	86.7%	83.7%	85.3%
February 29, 2016	85.9%	86.5%	83.3%	84.9%
_______________

(1)
Consolidated gross profit includes corporate (non-allocated) share-based compensation expense for fiscal 2018, fiscal 2017 and fiscal 2016 of $16.9 million, $16.6 million and $15.9 million, respectively. For additional information, see NOTE 20—Segment Reporting to our Consolidated Financial Statements.

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

Income from operations
Operating income was 16.2%, 13.8% and 14.0% of total revenue for fiscal 2018, fiscal 2017 and fiscal 2016, respectively. Operating expenses as a percent of revenue decreased to 69.0% for fiscal 2018 from 71.5% for fiscal 2017 and 70.9% for fiscal 2016 due to improved sales productivity as well as efficiencies in our marketing and general administrative support areas of the business.
Income from operations by geography
Operating income as a percentage of revenue generated by our geographic regions was as follows:

Fiscal Years Ended	Americas	EMEA	Asia Pacific	Consolidated (1)
February 28, 2018	21.2%	23.3%	28.9%	16.2%
February 28, 2017	20.5%	20.7%	29.3%	13.8%
February 29, 2016	22.0%	21.4%	24.3%	14.0%
 _______________

(1)
Consolidated operating income includes corporate (non-allocated) share-based compensation expense for fiscal 2018, fiscal 2017 and fiscal 2016 of $192.2 million, $192.5 million and $166.2 million, respectively. For additional information, see NOTE 20—Segment Reporting to our Consolidated Financial Statements.

Cash, cash equivalents, restricted cash, investments in debt securities and cash flow from operations
Cash, cash equivalents, restricted cash and short-term and long-term available-for-sale investments in debt and equity securities balances at February 28, 2018 totaled $2.47 billion. Cash generated from operating activities for fiscal 2018 totaled $923.1 million, which represents a 17.8% increase in operating cash flow as compared to fiscal 2017. This increase is due to both higher operating income and billings.
Our significant cash and investment balances give us a measure of flexibility to take advantage of opportunities, such as acquisitions, increasing investment in our international operations and repurchasing our common stock.
Foreign currency exchange rates’ impact on results of operations
Approximately 43.6% of our revenue for fiscal 2018 came from sales outside the U.S. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component of net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions results in increased revenue and operating expenses from operations for our non-U.S. operations. Similarly, our revenue and operating expenses will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from fiscal 2017, our revenue from non-U.S. operations for fiscal 2018 would have been lower than we reported by approximately $33.7 million and operating expenses from non-U.S. operations for fiscal 2018 would have been lower than we reported by approximately $26.8 million, which would have resulted in income from operations being lower by $6.9 million.
Business combinations
CoreOS
On January 30, 2018, we acquired all of the shares of CoreOS, Inc. (“CoreOS”), a Linux and container-focused company, for approximately $238.6 million. The addition of CoreOS, a provider of Kubernetes and container-native solutions, is expected to further enable our customers to build any application and deploy them in any environment with the flexibility afforded by open source. By combining CoreOS’s complementary capabilities with the Company’s Kubernetes and container-based portfolio, including Red Hat OpenShift, we aim to further accelerate adoption and development of our hybrid cloud platform for modern application workloads.
Permabit
On July 31, 2017, we acquired the assets and technology of Permabit Technology Corporation (“Permabit”) for approximately $49.8 million. Permabit is a provider of software for data deduplication, compression and thin provisioning technology. Adding Permabit’s data deduplication and compression capabilities to our Red Hat Enterprise Linux platform will better enable enterprise digital transformation through more efficient storage options.

Codenvy
On June 1, 2017, we completed our acquisition of all of the shares of Codenvy S.A. (“Codenvy”) for approximately $34.2 million. Codenvy is a provider of cloud-native development tools that enable developers to more easily create modern container-based and cloud-native applications. By adding Codenvy to our existing portfolio of developer tools and application platforms, including Red Hat JBoss Middleware and Red Hat OpenShift, we continue our efforts to provide solutions that enable developers to create applications for hybrid cloud environments. We plan to make Codenvy an integral part of OpenShift.io, our recently announced hosted development environment for building hybrid cloud services on OpenShift.
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
Ansible
On October 16, 2015, we completed our acquisition of all of the shares of Ansible, Inc. (“Ansible”) for approximately $126.0 million. Ansible is a provider of IT automation solutions that allows its users to manage applications across hybrid cloud environments. The acquisition augments our management portfolio and helps customers to deploy and manage applications across private and public clouds, speed service delivery through development and operations initiatives, streamline OpenStack installations and upgrades and accelerate container adoption by simplifying orchestration and configuration.
Transaction costs
We incurred transaction costs, including legal and accounting fees, relating to these acquisitions, which have been expensed as incurred and included in General and administrative expense on our Consolidated Statements of Operations. For fiscal 2018, transaction costs relating to the CoreOS, Permabit and Codenvy acquisitions totaled approximately $2.0 million; for fiscal 2017, transaction costs relating to the 3scale acquisition totaled approximately $1.8 million; and for fiscal 2016, transactions costs relating to the Ansible acquisition totaled approximately $3.9 million.

CRITICAL ACCOUNTING ESTIMATES
We prepare our consolidated financial statements in accordance with U.S. GAAP. Our significant accounting policies are disclosed in NOTE 2—Summary of Significant Accounting Policies to our Consolidated Financial Statements and describe our methods for applying U.S. GAAP in areas such as revenue recognition, deferred selling costs, fair value measurements, and foreign currency translation among other areas deemed significant. In applying certain significant accounting policies, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses, as well as related disclosure of contingent assets and liabilities. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition, results of operations or cash flows could be adversely affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting estimates, which we discuss further below. Critical accounting estimates are applied in the following areas:

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
We also derive a portion of our revenue from CCSPs that provide public clouds with computing resources that allow users to consume such resources as a service. We use our historical cloud-usage data to estimate the amount of revenue earned and recognized each period and adjust to actual amounts earned upon receipt of usage reports from the CCSPs in the following period.
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
Share-based awards expected to vest
With respect to performance-based awards that we grant to certain executive officers and senior management, we estimate the number of shares expected to vest based primarily on our most current reported financial results relative to a defined peer group’s most recent reported financial results. Because past or current financial trends may not be predictive of future financial performance, our estimate of the number of shares expected to vest may differ materially from the number of shares that actually vest. The maximum number of potential performance-based shares available to vest as of February 28, 2018 totaled 1.7 million, of which approximately 1.1 million shares are expected to vest with associated compensation expense of $28.9 million. If all of the potential performance-based shares were to vest, we would be required to recognize additional expense of approximately $8.7 million. See NOTE 17—Share-based Awards to our Consolidated Financial Statements for further discussion related to awards outstanding and expected to vest.
Income tax benefits related to share-based awards
We recognize share-based compensation expense based on an award’s grant date fair value over the performance period and/or requisite service period. Because we do not know the actual amount of tax benefits an award will generate until such award is exercised (or vested), we assume that the amount ultimately recognized for tax purposes will be the same amount we recognized in our operating results, that is for “book” purposes. Consequently, our deferred tax asset related to share-based compensation expense, which totaled $32.1 million as of February 28, 2018, is based on each qualifying award’s grant date fair value rather than the award’s to-be-determined exercise date intrinsic value (or vesting date fair value).
Historically, the difference between the grant date fair value and the exercise date intrinsic value has been significant. As a result of such differences, for fiscal 2018, fiscal 2017 and fiscal 2016, we realized net excess tax benefits related to share-based awards totaling $27.0 million, $15.8 million and $19.8 million, respectively.
If the share price for our common stock were to depreciate for a sustained period of time, we could be required to recognize a tax benefit shortfall. Such shortfalls could have a material adverse effect on our cash flows and financial results. For further discussion, see NOTE 2—Summary of Significant Accounting Policies, NOTE 10—Income Taxes and NOTE 17—Share-based Awards to our Consolidated Financial Statements.
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
We continue to assess the realizability of our deferred tax assets, which primarily consist of share-based compensation expense deductions (described above), tax credit carryforwards and deferred revenue. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As of February 28, 2018, deferred tax assets totaled $173.3 million, of which $4.2 million was offset by a valuation allowance. For further discussion regarding deferred income taxes, see NOTE 2—Summary of Significant Accounting Policies and NOTE 10—Income Taxes to our Consolidated Financial Statements.
Because tax laws are complex and subject to different interpretations, significant judgment is required. As a result, we make certain estimates and assumptions in (i) calculating our income tax expense, deferred tax assets and deferred tax liabilities, (ii) determining any valuation allowance recorded against deferred tax assets and (iii) evaluating the amount of unrecognized tax benefits, as well as the interest and penalties related to such uncertain tax positions. Our estimates and assumptions may differ significantly from tax benefits ultimately realized. For further discussion regarding uncertain tax positions, see NOTE 10—Income Taxes to our Consolidated Financial Statements.

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

RESULTS OF OPERATIONS
Fiscal years ended February 28, 2018 and February 28, 2017
The following table is a summary of our results of operations (in thousands):

	Fiscal Years Ended
	February 28, 2018	February 28, 2017	$ Change	% Change
Revenue:
Subscriptions	$2,574,178	$2,135,780	$438,398	20.5%
Training and services	346,283	276,023	70,260	25.5
Total revenue	2,920,461	2,411,803	508,658	21.1%
Cost of revenue:
Subscriptions	185,339	158,977	26,362	16.6
As a % of subscription revenue	7.2%	7.4%
Training and services	246,458	195,401	51,057	26.1
As a % of training and services revenue	71.2%	70.8%
Total cost of revenue	431,797	354,378	77,419	21.8%
As a % of total revenue	14.8%	14.7%
Gross profit	2,488,664	2,057,425	431,239	21.0%
Operating expense:
Sales and marketing	1,198,576	1,036,021	162,555	15.7
Research and development	578,330	480,668	97,662	20.3
General and administrative	239,316	208,491	30,825	14.8
Total operating expense	2,016,222	1,725,180	291,042	16.9%
Income from operations	472,442	332,245	140,197	42.2
Interest income	18,493	13,921	4,572	32.8
Interest expense	24,569	23,822	747	3.1
Other income (expense), net	8,335	(2,164)	10,499	(485.2)
Income before provision for income taxes	474,701	320,180	154,521	48.3%
Provision for income taxes (1)	215,898	66,477	149,421	224.8
Net income	$258,803	$253,703	$5,100	2.0%
Gross profit margin—subscriptions	92.8%	92.6%
Gross profit margin—training and services	28.8%	29.2%
Gross profit margin	85.2%	85.3%
As a % of total revenue:
Subscription revenue	88.1%	88.6%
Training and services revenue	11.9%	11.4%
Sales and marketing expense	41.0%	43.0%
Research and development expense	19.8%	19.9%
General and administrative expense	8.2%	8.6%
Total operating expenses	69.0%	71.5%
Income from operations	16.2%	13.8%
Income before provision for income taxes	16.3%	13.3%
Net income	8.9%	10.5%
Effective income tax rate (1)	45.5%	20.8%
________

(1)	See NOTE 10—Income Taxes to our Consolidated Financial Statements for further discussion.

Revenue
Subscription revenue
Subscription revenue, which is primarily comprised of direct and indirect sales of Red Hat offerings, increased by 20.5%, or $438.4 million, to $2.57 billion for fiscal 2018 from $2.14 billion for fiscal 2017.
Revenue derived from the sale of subscriptions supporting our Infrastructure-related offerings increased by 15.0%, or $254.0 million, to $1.95 billion for fiscal 2018 from $1.70 billion for fiscal 2017. The increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion and the continued migration of customers to our open source Linux platform from proprietary operating systems.
Revenue derived from the sale of subscriptions supporting our Application Development-related and other emerging technology offerings increased by 42.0%, or $184.4 million, to $623.8 million for fiscal 2018 from $439.3 million for fiscal 2017. The increase is primarily driven by additional subscriptions for Red Hat JBoss Middleware and certain emerging technology offerings: Ansible, OpenShift and OpenStack. We expect the growth rate of revenue derived from our Application Development-related and other emerging technology offerings to exceed the growth rate of revenue derived from our Infrastructure-related offerings as our Application Development-related and other emerging technology offerings continue to gain broader market acceptance in the enterprise IT environment.
Training and services revenue
Training revenue includes fees paid by our customers for delivery of educational materials and instruction. Services revenue includes fees received from customers for consulting services regarding our offerings, deployment of Red Hat technologies and for delivery of added functionality to Red Hat technologies for our major customers and OEM partners. Total training and services revenue increased by 25.5%, or $70.3 million, to $346.3 million for fiscal 2018 from $276.0 million for fiscal 2017. Training revenue increased by 18.4%, or $12.5 million, as a result of increased revenue generated from our Red Hat Learning Subscription (“RHLS”) offerings and increased consumption of training related to our emerging technology offerings. Services revenue increased by 27.8%, or $57.7 million, as a result of an increase in consulting engagements driven by increased demand for our open source cloud enabling solutions such as Ansible and OpenShift. We expect services revenue to continue growing, though at a slower pace than subscription revenue, as we continue to expand our reach by enabling our channel partners to provide consulting services on our behalf. Combined training and services revenue as a percentage of total revenue was 11.9% and 11.4% for fiscal 2018 and fiscal 2017, respectively.
Cost of revenue
Cost of subscription revenue
The cost of subscription revenue primarily consists of expenses we incur to support, distribute, and package Red Hat offerings. These costs include labor-related costs to provide technical support, security updates and fixes, as well as costs for fulfillment. Cost of subscription revenue increased by 16.6%, or $26.4 million, to $185.3 million for fiscal 2018 from $159.0 million for fiscal 2017. The overall increase is primarily due to employee compensation expense, which increased $20.9 million, due to the expansion of our technical staff in order to meet the demands of our growing subscriber base for support, security updates and fixes, especially with respect to the increase in demand for our emerging technology offerings. The remaining expense increase is primarily related to $5.3 million higher expense associated with facility and technology infrastructure enhancements. As the number of open source technology subscriptions continues to increase, we expect associated support costs will continue to increase, although we anticipate this will occur at an overall slower rate than that of subscription revenue growth due to economies of scale. Gross profit margin on subscriptions increased to 92.8% for fiscal 2018 from 92.6% for fiscal 2017.
Cost of training and services revenue
Cost of training and services revenue is mainly comprised of personnel and third-party consulting costs for the design, development and delivery of custom engineering, training courses and professional services provided to various types of customers. Cost of training and services revenue increased by 26.1%, or $51.1 million, to $246.5 million for fiscal 2018 from $195.4 million for fiscal 2017. The increase in cost to deliver training and services includes $24.5 million increased employee compensation expenses and increased outside contractor fees of $20.0 million. The increase in employee compensation expense and outside contractor fees is due to the expansion of our professional consulting teams needed to meet the growing demand for services related to our emerging technology offerings. The remaining increase in cost to deliver training and services includes $3.2 million professional service fees and $2.6 million expense associated with facilities and technology infrastructure enhancements. Total costs to deliver training and services as a percentage of training and services revenue increased to 71.2% for fiscal 2018 from 70.8% for fiscal 2017.

Gross profit margin
Gross profit margin decreased to 85.2% for fiscal 2018 from 85.3% for fiscal 2017. This decrease was driven by a higher mix of training and services revenue relative to subscription revenue. Training and services revenue as a percentage of total revenue was 11.9% for fiscal 2018 as compared to 11.4% for fiscal 2017.
Operating expenses
Sales and marketing
Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expense increased by 15.7%, or $162.6 million, to $1.2 billion for fiscal 2018 from $1.0 billion for fiscal 2017. This increase was primarily due to a $113.7 million increase in selling costs, which includes $83.6 million, $14.4 million and $8.7 million of additional employee-, facilities- and travel-related expenses, respectively, the majority of which is attributable to the expansion of our sales force from the prior year. The remaining increase relates to marketing costs, which grew by 19.7%, or $48.9 million for fiscal 2018 as compared to fiscal 2017 and includes incremental employee compensation expense and marketing program costs of $28.1 million and $14.1 million, respectively. Sales and marketing expense decreased as a percentage of revenue to 41.0% for fiscal 2018 from 43.0% for fiscal 2017, primarily as a result of additional sales productivity.
Research and development
Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased by 20.3%, or $97.7 million, to $578.3 million for fiscal 2018 from $480.7 million for fiscal 2017. The increase in research and development costs primarily resulted from the expansion of our engineering group through both direct hires and business acquisitions as we continue investing in Application Development-related and other emerging technologies. Employee compensation expense increased by $74.9 million. The remaining increase in research and development costs relates primarily to process and technology infrastructure enhancements, which increased by $16.2 million. Research and development expense was 19.8% of total revenue for fiscal 2018 compared to 19.9% for fiscal 2017.
General and administrative
General and administrative expense consists primarily of personnel and related costs for general corporate functions, including information systems, finance, accounting, legal, human resources and facilities expense. General and administrative expense increased by 14.8%, or $30.8 million, to $239.3 million for fiscal 2018 from $208.5 million for fiscal 2017. The increase in general and administrative expense primarily resulted from increased employee compensation expenses of $13.5 million and $15.1 million higher expense associated with facility and technology infrastructure enhancements. General and administrative expense as a percentage of revenue was 8.2% and 8.6% for fiscal 2018 and fiscal 2017, respectively. We expect general and administrative costs to continue to decrease relative to revenue as we leverage benefits from investments made during fiscal 2018 to expand and enhance our corporate processes and technology infrastructure.
Interest income
Interest income increased by 32.8%, or $4.6 million, for fiscal 2018 as compared fiscal 2017. The increase in interest income for fiscal 2018 is attributable to higher yields earned on larger cash and investment balances.
Interest expense
Interest expense increased by $0.7 million for fiscal 2018 as compared to fiscal 2017. Interest expense is primarily attributable to the interest on the Company’s 0.25% Convertible Senior Notes due 2019 (the “convertible notes”).
Other income (expense), net
Other income (expense), net is primarily due to realized gains of $13.4 million on the sale of certain strategic equity investments during fiscal 2018, partially offset by net losses recognized from the settlement of foreign currency transactions.

Income taxes
The effective tax rates for fiscal 2018 and fiscal 2017 differed from the Company’s U.S. federal statutory rate of 32.7% and 35%, respectively, primarily due to the impact from the Tax Act enacted in December 2017, excess tax benefits from share-based compensation, foreign income taxed at lower rates, research tax credits and the domestic production activities deduction. Tax expense for fiscal 2018 included one-time tax charge of $122.7 million related to the Tax Act. Further included in tax expense for fiscal 2018 and fiscal 2017 was a net discrete tax benefit of $27.0 million and $15.8 million, respectively, primarily related to net excess tax benefits from share-based compensation. For further discussion regarding our income taxes, see NOTE 10 - Income Taxes to our Consolidated Financial Statements.

Fiscal years ended February 28, 2017 and February 29, 2016
The following table is a summary of our results of operations (in thousands):

	Fiscal Years Ended
	February 28, 2017	February 29, 2016	$ Change	% Change
Revenue:
Subscriptions	$2,135,780	$1,803,449	$332,331	18.4%
Training and services	276,023	248,781	27,242	11.0
Total revenue	2,411,803	2,052,230	359,573	17.5%
Cost of revenue:
Subscriptions	158,977	126,663	32,314	25.5
As a % of subscription revenue	7.4%	7.0%
Training and services	195,401	182,966	12,435	6.8
As a % of training and services revenue	70.8%	73.5%
Total cost of revenue	354,378	309,629	44,749	14.5%
As a % of total revenue	14.7%	15.1%
Gross profit	2,057,425	1,742,601	314,824	18.1%
Operating expense:
Sales and marketing	1,036,021	848,950	187,071	22.0
Research and development	480,668	413,322	67,346	16.3
General and administrative	208,491	192,281	16,210	8.4
Total operating expense	1,725,180	1,454,553	270,627	18.6%
Income from operations	332,245	288,048	44,197	15.3
Interest income	13,921	11,673	2,248	19.3
Interest expense	23,822	23,121	701	3.0
Other expense, net	(2,164)	(1,735)	(429)	24.7
Income before provision for income taxes	320,180	274,865	45,315	16.5%
Provision for income taxes	66,477	75,500	(9,023)	(12.0)
Net income	$253,703	$199,365	$54,338	27.3%
Gross profit margin—subscriptions	92.6%	93.0%
Gross profit margin—training and services	29.2%	26.5%
Gross profit margin	85.3%	84.9%
As a % of total revenue:
Subscription revenue	88.6%	87.9%
Training and services revenue	11.4%	12.1%
Sales and marketing expense	43.0%	41.4%
Research and development expense	19.9%	20.1%
General and administrative expense	8.6%	9.4%
Total operating expenses	71.5%	70.9%
Income from operations	13.8%	14.0%
Income before provision for income taxes	13.3%	13.4%
Net income	10.5%	9.7%
Effective income tax rate (1)	20.8%	27.5%
________

(1)	See NOTE 10—Income Taxes to our Consolidated Financial Statements for further discussion.

Revenue
Subscription revenue
Subscription revenue increased by 18.4%, or $332.3 million, to $2.14 billion for fiscal 2017 from $1.80 billion for fiscal 2016.
Revenue derived from the sale of subscriptions supporting our Infrastructure-related offerings, increased by 14.6%, or $216.0 million, to $1.70 billion for fiscal 2017 from $1.48 billion for fiscal 2016 and is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion and the continued migration of customers to our open source Linux platform from proprietary operating systems.
Revenue derived from the sale of subscriptions supporting our Application Development-related and other emerging technology offerings increased by 36.0%, or $116.4 million, to $439.3 million for fiscal 2017 from $323.0 million for fiscal 2016. The increase is primarily due to additional subscriptions for Red Hat JBoss Middleware offerings.
Training and services revenue
Total training and services revenue increased by 11.0%, or $27.2 million, to $276.0 million for fiscal 2017 from $248.8 million for fiscal 2016. Training revenue increased 17.5%, or $10.2 million, primarily as a result of increased revenue generated from our RHLS offerings. Our services revenue increased by 9.0%, or $17.1 million, as a result of an increase in consulting engagements driven by increased demand for our open source solutions. Combined training and services revenue as a percentage of total revenue was 11.4% and 12.1% for fiscal 2017 and fiscal 2016, respectively.
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
Research and development
Research and development expense increased by 16.3%, or $67.3 million, to $480.7 million for fiscal 2017 from $413.3 million for fiscal 2016. Employee compensation increased by $60.3 million primarily from the expansion of our engineering group through both direct hires and business acquisitions as we continued investing in hybrid cloud management and our other emerging technologies. The remaining increase in research and development costs relates primarily to process and technology infrastructure enhancements, which increased $6.2 million. Research and development expense was 19.9% and 20.1% of total revenue for fiscal 2017 and fiscal 2016, respectively.
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
Interest expense
Interest expense increased by $0.7 million to $23.8 million for fiscal 2017 as compared to $23.1 million for fiscal 2016. The increase in interest expense is attributable to our convertible debt.
Other income (expense), net
Net other expenses increased $0.4 million for fiscal 2017 as compared to fiscal 2016. The increase is primarily due to net losses recognized from the settlement of foreign currency transactions during fiscal 2017.
Income taxes
The effective tax rates for fiscal 2017 and fiscal 2016 differed from the U.S. federal statutory rate of 35%, primarily due to excess tax benefits from share-based compensation, foreign income taxed at lower rates and research tax credits. Tax expense for fiscal 2017 included net discrete tax benefit of $15.8 million, related to net excess tax benefits from share-based compensation resulting from the early adoption of Accounting Standards Update 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”).

LIQUIDITY AND CAPITAL RESOURCES
We derive our liquidity and operating capital primarily from cash flows from operations. Historically, we also received cash from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and follow-on public offerings, and the issuance of convertible notes, including our issuance of convertible notes described in detail in NOTE 11—Convertible Notes to our Consolidated Financial Statements. At February 28, 2018, we had total cash and investments of $2.47 billion, which was comprised of $1.72 billion in cash and cash equivalents, $318.4 million of short-term investments and $430.4 million of long-term fixed-income investments. This compares to total cash and investments of $2.13 billion at February 28, 2017.
Convertible note conversions
For at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the fiscal quarters ended August 31, 2017, November 30, 2017 and February 28, 2018, our common stock traded at a price exceeding 130% of the conversion price of the convertible notes. Accordingly, the convertible notes remain convertible at the holders’ option until May 31, 2018. To the extent we receive notices of conversion, we may choose to pay or deliver, as the case may be, either cash, shares of our common stock or a combination of cash and shares of our common stock. We currently intend to settle the principal amount of the convertible notes in cash. In fiscal 2018, we settled conversions of less than $0.1 million in principal amount of the convertible notes. We expect to settle conversions of $26.0 million in principal amount of the convertible notes in the first quarter of fiscal 2019 by paying cash for the principal amount and issuing shares of common stock for the excess conversion value. The Company continues to receive conversion requests and as of April 24, 2018, such incremental requests totaled $96.8 million in principal amount of the convertible notes.
Fiscal year ended February 28, 2018
Cash flows—overview
At February 28, 2018, cash and cash equivalents totaled $1.72 billion, an increase of $633.3 million as compared to February 28, 2017. The increase in cash and cash equivalents for fiscal 2018 is primarily the result of cash provided by operations, which generated $923.1 million, and net sales and maturities of available-for-sale debt securities of $325.9 million, partially offset by cash used for business acquisitions of $315.1 million and the repurchase of 2,318,584 shares of our common stock for $237.0 million. Net cash provided by operating activities and net cash used in investing activities and financing activities is further described below.
Cash flows from operations
Cash provided by operations of $923.1 million during fiscal 2018 includes net income of $258.8 million, adjustments to exclude the impact of non-cash income and expenses, which totaled a $289.8 million net source of cash, and changes in operating assets and liabilities, which totaled a $374.6 million net source of cash. Cash provided by changes in operating assets and liabilities for fiscal 2018 was primarily the result of an increase in our deferred revenue, which generated operating cash flow of $432.2 million. The increase in deferred revenue was due to growth in billings as we generally bill our customers in advance of subscription periods.
Cash flows from investing
Cash used in investing activities of $76.9 million for fiscal 2018 includes acquisitions of CoreOS, Permabit and Codenvy for $315.1 million, net of $6.9 million cash acquired, and investments in property and equipment of $85.0 million, which primarily relate to information technology infrastructure and leasehold improvements. Partially offsetting these uses of cash were proceeds from net sales and maturities of available-for-sale debt securities of $325.9 million.
Cash flows from financing
Cash used in financing activities of $273.1 million for fiscal 2018 includes $237.0 million to repurchase 2,318,584 shares of our common stock and $89.5 million of payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to employee share awards vesting during fiscal 2018. Partially offsetting these uses of cash were proceeds of $50.1 million from our employee stock purchase plan, which we began offering to eligible employees in the third quarter of fiscal 2017.

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
Cash flows from investing
Cash used in investing activities of $110.1 million for fiscal 2017 includes investments in property and equipment, which totaled $69.1 million and primarily relate to information technology infrastructure and leasehold improvements, the purchase of 3scale for net cash consideration of $28.7 million and investments in other intangible assets, primarily patents, which totaled $11.8 million for fiscal 2017. Purchases of available-for-sale debt securities of $500.8 million were offset by maturities and sales of available-for-sale debt securities totaling $501.0 million for fiscal 2017.
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
Investments in debt securities
Our investments in debt securities are comprised primarily of available-for-sale fixed-income investments recorded at their fair values, of which $318.4 million are classified as short-term and $430.4 million are classified as long-term on the Consolidated Balance Sheet at February 28, 2018. The vast majority of our investments were priced with the assistance of pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, we assess other factors to determine the securities’ fair values, including broker quotes or model valuations. Independent price verifications of all of our holdings are performed by the pricing vendors, which we review. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair value.
We presently do not intend to liquidate our short- and long-term investments in debt securities prior to their scheduled maturity dates. However, in the event that we liquidate these investments prior to their scheduled maturities and there are adverse changes in market interest rates or the overall economic environment, we could be required to recognize a realized loss on those investments when we liquidate these investments. At February 28, 2018 and February 28, 2017, net accumulated unrealized net losses on our available-for-sale debt securities totaled $5.3 million and $1.4 million, respectively.

Capital requirements
Our capital requirements during fiscal 2019 will depend on numerous factors, including the amount of resources we devote to:

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
We have utilized, and will continue from time to time to utilize, cash and investments to fund, among other potential uses, purchases of our common stock, purchases of fixed assets, purchases of intangible assets (primarily patents), and mergers and acquisitions. Given our historically strong operating cash flow and the $2.47 billion of cash and investments held at February 28, 2018, we believe our cash balances totaling $1.72 billion, together with our ability to generate additional cash from operations, should be sufficient to satisfy our cash requirements for the next twelve months and for the foreseeable future. However, we may take advantage of favorable capital market conditions that may arise from time to time to raise additional capital.
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
As of February 28, 2018, $1.04 billion of our total cash and investments were held outside the U.S. Our intent has been to reinvest the earnings of foreign subsidiaries indefinitely outside the U.S. to fund both organic growth and acquisitions. The Tax Act, which was enacted in December 2017, includes a provision to move the U.S. to a territorial tax system by imposing a transition tax on historic foreign earnings whether or not such earnings are repatriated to the U.S. An estimated transition tax of $96.4 million on such earnings was recognized as part of our fiscal 2018 financial results and is payable over a period of up to eight years. In light of the new territorial tax system, we are reviewing our prior position on the reinvestment of the earnings of our foreign subsidiaries outside of the U.S. As of February 28, 2018, cumulative undistributed foreign earnings totaled $226.0 million. For further discussion, see NOTE 10—Income Taxes to our Consolidated Financial Statements.
Off-balance sheet arrangements
As of February 28, 2018 and February 28, 2017, we have no off-balance sheet financing arrangements and do not utilize any “structured debt,” “special purpose” or similar unconsolidated entities for liquidity or financing purposes.
Contractual obligations
The following table summarizes our principal contractual obligations at February 28, 2018 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$291,280	$56,315	$85,898	$60,527	$88,540
Capital lease obligations	1,141	843	298	—	—
Convertible notes 0.25% coupon obligations (1)	4,024	2,012	2,012	—	—
Convertible notes principal (1)	804,966	24,953	780,013	—	—
Total	$1,101,411	$84,123	$868,221	$60,527	$88,540
________

(1)	The timing and amount of payments will be impacted by fiscal 2019 conversions of the convertible notes. For further discussion, see NOTE 11—Convertible Notes to our Consolidated Financial Statements.

Obligations under contracts that we may cancel without significant penalty are not included in the table above. In addition, because we are unable to reasonably estimate the timing of settlements and any future payments related to uncertain tax positions, such liabilities are not included in the above table. However, as of February 28, 2018, we have recognized a total of $183.3 million related to such liabilities, which are included in Other long-term obligations on our Consolidated Balance Sheet.
RECENT ACCOUNTING PRONOUNCEMENTS
For discussion of accounting pronouncements recently adopted and accounting pronouncements being evaluated, and the impact of such pronouncements on our consolidated financial statements, see NOTE 2—Summary of Significant Accounting Policies to our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to the impact of interest rate changes, foreign currency exchange rate fluctuations and changes in the market value of our investments.
Interest rate risk
Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of short- and long-term investments in a variety of available-for-sale fixed- and floating-rate debt securities, including both government and corporate obligations and money market funds. Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely impacted due to a rise in prevailing interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income related to these securities may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates or perceived credit risk related to the securities’ issuers. A hypothetical one-half percentage point change in interest rates, assuming a parallel shift of all interest rates, would result in an approximate $0.4 million change in annual interest income derived from investments in our portfolio as of February 28, 2018. For further discussion related to our investments as of February 28, 2018 and February 28, 2017, see NOTE 2—Summary of Significant Accounting Policies and NOTE 19—Assets and Liabilities Measured at Fair Value on a Recurring Basis to our Consolidated Financial Statements.
Investment risk
The fair value of our available-for-sale investment portfolio is subject to interest rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in prevailing interest rates would result in an approximate $8.3 million decrease in the fair value of our available-for-sale investment securities as of February 28, 2018. For further discussion related to our investments as of February 28, 2018 and February 28, 2017, see NOTE 2—Summary of Significant Accounting Policies and NOTE 19—Assets and Liabilities Measured at Fair Value on a Recurring Basis to our Consolidated Financial Statements.
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
Accounts receivable
As of February 28, 2018 and February 28, 2017, no individual customer accounted for 10% or more of our total accounts receivable.
Foreign currency risk
Approximately 43.6% of our revenue for fiscal 2018 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component of net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency statements results in increased revenue and operating expenses for our non-U.S. operations. Similarly, our revenue and operating expenses for our non-U.S. operations decrease if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from fiscal 2017, our revenue and operating expenses from non-U.S. operations for fiscal 2018 would have been lower than we reported by approximately $33.7 million and $26.8 million, respectively, which would have resulted in income from operations being lower by $6.9 million.

Convertible notes
In October 2014, we issued $805.0 million of 0.25% convertible notes due 2019. The convertible notes have a fixed annual interest rate of 0.25%, and, therefore, we do not have economic interest-rate exposure on the convertible notes. However, the fair value of the convertible notes is exposed to interest rate risk. Generally, the fair value of the convertible notes will increase as interest rates fall and decrease as interest rates rise. For further discussion regarding the fair value of the convertible notes, see NOTE 11—Convertible Notes to our Consolidated Financial Statements.
In connection with the sale of the convertible notes, we entered into convertible note hedge transactions and warrant transactions. The convertible note hedge transactions are expected to offset, to the extent that the market price per share of the Company’s common stock does not exceed $101.65, the potential dilution with respect to shares of our common stock upon any conversion of the convertible notes and/or offset any cash payments that we are required to make in excess of the principal amount of the converted notes, as the case may be. The warrant transactions will have a dilutive effect with respect to our common stock to the extent that the market price per share of our common stock, as measured under the terms of the warrant transactions, exceeds the applicable strike price of the warrants. However, subject to certain conditions, we may elect to settle all of the warrants in cash. The initial strike price of the warrants is $101.65 per share. The number of shares of our common stock underlying the warrants is 10,965,630 shares, subject to anti-dilution adjustments. The convertible note hedge and warrants are both considered indexed to our common stock and classified as equity; therefore, the convertible note hedge and warrants are not accounted for as derivative instruments.
Derivative instruments
We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. From time to time we enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. All derivative instruments are recorded on the Consolidated Balance Sheets at their respective fair values. We generally elect not to prepare and maintain the documentation required to qualify our forward contracts for hedge accounting treatment and, therefore, changes in fair value are recorded in our Consolidated Statements of Operations. However, during the fourth quarter of fiscal 2018, we repatriated cash from certain of our foreign subsidiaries and entered into a foreign currency forward contract designated as a net investment hedge. As a result of this designation, changes in fair value of the forward contract were recognized as a charge included in Other comprehensive income—change in foreign currency translation adjustment. For further discussion related to our management of foreign currency risk, see NOTE 9—Derivative Instruments to our Consolidated Financial Statements.
The aggregate notional amount of outstanding forward contracts at February 28, 2018 was $62.3 million. The fair value of these outstanding contracts at February 28, 2018 was a gross $0.3 million asset and a gross $0.3 million liability, and is recorded in Other current assets and Accounts payable and accrued expenses, respectively, on our Consolidated Balance Sheets. The forward contracts generally expire within three months of the period ended February 28, 2018. The forward contracts will settle in Australian dollars, Euros, Hong Kong dollars, Japanese yen, Norwegian krona, Singapore dollars, Swedish krona and Swiss francs.
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
Our independent registered public accounting firm, which has audited the financial statements included in Part II, Item 8 of this report, has also audited the effectiveness of the Company’s internal control over financial reporting as of February 28, 2018, as stated in their attestation report on our internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Red Hat, Inc.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Red Hat, Inc. and its subsidiaries as of February 28, 2018 and February 28, 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended February 28, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of February 28, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2018 and February 28, 2017, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for stock based compensation during the fiscal year ended February 28, 2017.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina
April 26, 2018

We have served as the Company’s auditor since 1999.

RED HAT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands—except share and per share amounts)

	February 28, 2018	February 28, 2017
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$1,724,132	$1,090,808
Investments in debt and equity securities, short-term	318,358	369,983
Accounts receivable, net of allowances for doubtful accounts of $2,167 and $2,791, respectively	806,744	634,821
Prepaid expenses	260,092	200,609
Other current assets	25,666	19,481
Total current assets	3,134,992	2,315,702
Property and equipment, net of accumulated depreciation and amortization of $269,429 and $231,533, respectively	206,105	189,629
Goodwill	1,288,830	1,040,709
Identifiable intangibles, net	224,953	137,767
Investments in debt securities, long-term	430,442	672,440
Deferred tax assets, net	93,300	104,833
Other assets, net	87,924	74,105
Total assets	$5,466,546	$4,535,185
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$427,086	$376,957
Deferred revenue, short-term	1,853,719	1,512,762
Other current obligations	843	1,354
Convertible notes	23,806	—
Total current liabilities	2,305,454	1,891,073
Deferred revenue, long-term	741,453	557,194
Convertible notes	744,194	745,633
Other long-term obligations	205,215	93,965
Commitments and contingencies (NOTES 13 and 14)
Stockholders’ equity:
Preferred stock, $0.0001 per share par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 per share par value, 300,000,000 shares authorized, 238,688,708 and 236,804,594 shares issued, and 177,073,904 and 176,901,936 shares outstanding at February 28, 2018 and February 28, 2017, respectively	24	24
Additional paid-in capital	2,416,080	2,294,462
Retained earnings	1,611,794	1,352,991
Treasury stock at cost, 61,614,804 and 59,902,658 shares at February 28, 2018 and February 28, 2017, respectively	(2,525,072)	(2,311,805)
Accumulated other comprehensive loss	(32,596)	(88,352)
Total stockholders’ equity	$1,470,230	$1,247,320
Total liabilities and stockholders’ equity	$5,466,546	$4,535,185

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands—except per share amounts)

	Fiscal Years Ended
	February 28, 2018	February 28, 2017	February 29, 2016
Revenue:
Subscriptions	$2,574,178	$2,135,780	$1,803,449
Training and services	346,283	276,023	248,781
Total revenue	2,920,461	2,411,803	2,052,230
Cost of revenue:
Subscriptions	185,339	158,977	126,663
Training and services	246,458	195,401	182,966
Total cost of revenue	431,797	354,378	309,629
Gross profit	2,488,664	2,057,425	1,742,601
Operating expense:
Sales and marketing	1,198,576	1,036,021	848,950
Research and development	578,330	480,668	413,322
General and administrative	239,316	208,491	192,281
Total operating expense	2,016,222	1,725,180	1,454,553
Income from operations	472,442	332,245	288,048
Interest income	18,493	13,921	11,673
Interest expense	24,569	23,822	23,121
Other income (expense), net	8,335	(2,164)	(1,735)
Income before provision for income taxes	474,701	320,180	274,865
Provision for income taxes	215,898	66,477	75,500
Net income	$258,803	$253,703	$199,365
Net income per share:
Basic	$1.46	$1.41	$1.09
Diluted	$1.40	$1.39	$1.07
Weighted average shares outstanding:
Basic	177,150	179,642	182,817
Diluted	184,602	182,961	186,119

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Years Ended
	February 28, 2018	February 28, 2017	February 29, 2016
Net income	$258,803	$253,703	$199,365
Other comprehensive income (loss):
Change in foreign currency translation adjustment	58,105	(14,008)	(12,790)
Available-for-sale securities:
Unrealized (loss) gain on available-for-sale securities during the period	(2,866)	14	(1,593)
Reclassification for gain realized on available-for-sale securities, reported in Other income (expense), net	(451)	(21)	(4)
Tax benefit	968	112	559
Net change in available-for-sale securities (net of tax)	(2,349)	105	(1,038)
Total other comprehensive income (loss)	55,756	(13,903)	(13,828)
Comprehensive income	$314,559	$239,800	$185,537

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at February 28, 2015	233,062	$23	$1,963,851	$900,373	$(1,515,288)	$(60,621)	$1,288,338
Net income	—	—	—	199,365	—	—	199,365
Other comprehensive loss, net of tax	—	—	—	—	—	(13,828)	(13,828)
Vest and exercise of share-based awards	1,834	—	3,596	—	—	—	3,596
Common stock repurchase	—	—	75,000	—	(337,643)	—	(262,643)
Share-based compensation expense	—	—	166,234	—	—	—	166,234
Assumed employee share-based awards from acquisitions	—	—	505	—	—	—	505
Tax benefits related to share-based awards	—	—	19,772	—	—	—	19,772
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	—	(66,907)	—	—	—	(66,907)
Other adjustments	—	—	213	—	(213)	—	—
Balance at February 29, 2016	234,896	$23	$2,162,264	$1,099,738	$(1,853,144)	$(74,449)	$1,334,432
Net income		—	—	253,703	—	—	253,703
Other comprehensive loss, net of tax	—	—	—	—	—	(13,903)	(13,903)
Vest and exercise of share-based awards	1,909	1	3,828	—	—	—	3,829
Common stock repurchase	—	—	—	—	(458,661)	—	(458,661)
Share-based compensation expense	—	—	192,530	—	—	—	192,530
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	—	(66,529)	—	—	—	(66,529)
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	2,369	(450)	—	—	1,919
Balance at February 28, 2017	236,805	$24	$2,294,462	$1,352,991	$(2,311,805)	$(88,352)	$1,247,320
Net income	—	—	—	258,803	—	—	258,803
Other comprehensive income, net of tax	—	—	—	—	—	55,756	55,756
Vest and exercise of share-based awards	1,884	—	4,895	—	—	—	4,895
Common stock repurchase	—	—	—	—	(237,002)	—	(237,002)
Share-based compensation expense	—	—	192,249	—	—	—	192,249
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	—	(89,506)	—	—	—	(89,506)
Re-issuance of treasury stock under employee stock purchase plan	—	—	18,983	—	23,749	—	42,732
Transactions related to convertible note conversions	—	—	13	—	(14)	—	(1)
Other adjustments	—	—	(5,016)	—	—	—	(5,016)
Balance at February 28, 2018	238,689	$24	$2,416,080	$1,611,794	$(2,525,072)	$(32,596)	$1,470,230

Note: No preferred stock was issued or outstanding during the three fiscal years ended February 28, 2018.

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Years Ended
	February 28, 2018	February 28, 2017	February 29, 2016
Cash flows from operating activities:
Net income	$258,803	$253,703	$199,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,138	85,309	76,088
Amortization of debt discount and transaction costs	22,401	21,691	21,003
Deferred income taxes	(18,915)	12,327	(13,673)
Share-based compensation expense	192,249	192,530	166,234
Excess tax benefits from share-based payment arrangements (1)	—	—	20,231
Net amortization of bond premium on debt securities available for sale	8,405	12,623	12,169
Other	(11,500)	946	4,418
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(154,119)	(119,102)	(48,404)
Prepaid expenses	(86,805)	(76,787)	(24,486)
Accounts payable and accrued expenses	161,811	71,026	62,438
Deferred revenue	432,182	348,534	260,495
Other	21,488	(19,083)	445
Net cash provided by operating activities	923,138	783,717	736,323
Cash flows from investing activities:
Purchase of investment in debt securities available for sale	(299,789)	(500,849)	(982,935)
Proceeds from maturities of investment in debt securities available for sale	426,074	457,710	652,706
Proceeds from sales of investment in debt securities available for sale	199,614	43,273	2,916
Proceeds from sales of strategic equity investments	14,204	—	750
Acquisition of businesses, net of cash acquired	(315,081)	(28,667)	(126,459)
Purchase of developed software and other intangible assets	(16,720)	(11,774)	(13,964)
Purchase of property and equipment	(84,967)	(69,123)	(41,553)
Other	(189)	(703)	(3,569)
Net cash used in investing activities	(76,854)	(110,133)	(512,108)
Cash flows from financing activities:
Proceeds from exercise of common stock options	4,895	3,829	3,596
Proceeds from employee stock purchase program	50,097	18,852	—
Payments related to net settlement of share-based compensation awards	(89,506)	(66,529)	(66,907)
Purchase of treasury stock	(237,002)	(458,661)	(262,643)
Payments on other borrowings	(1,547)	(1,684)	(1,843)
Other	(36)	—	—
Net cash used in financing activities	(273,099)	(504,193)	(327,797)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	60,139	(6,361)	(16,113)
Net increase (decrease) in cash, cash equivalents and restricted cash	633,324	163,030	(119,695)
Cash, cash equivalents and restricted cash at beginning of year	1,090,808	927,778	1,047,473
Cash, cash equivalents and restricted cash at end of year	$1,724,132	$1,090,808	$927,778
Supplemental cash flow information:
Cash paid for interest	$2,062	$2,080	$2,039
Cash paid for income taxes	$110,865	$56,655	$63,400
Restricted cash included in cash, cash equivalents and restricted cash	$4,236	$3,116	$3,105
Non-cash investing and financing activities:
Fixed assets acquired under capital leases	$332	$1,652	$1,892
________

(1)
Effective March 1, 2016, the Company adopted ASU 2016-09 that, among other items, updates the cash flow presentation of excess tax benefits related to share-based compensation. The Company elected to adopt the ASC 2016-09 updates related to cash flows on a retrospective basis. As a result, net cash

The accompanying notes are an integral part of these consolidated financial statements.

provided by operating activities and net cash used in financing activities each increased by $20.2 million for the fiscal year ended February 29, 2016. For the fiscal years ended February 28, 2018 and February 28, 2017, excess tax benefits from share-based payment arrangements totaled $27.0 million and $16.0 million, respectively, and are included in net income. See NOTE 2—Summary of Significant Accounting Policies for detailed information on adoption of ASU 2016-09.

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
The Consolidated Statement of Cash Flows for the year ended February 29, 2016 includes the effect of retrospective application of Accounting Standards Update 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). Under ASU 2016-09, all windfall tax benefits related to share-based payments are reported as cash flows from operating activities along with all other income tax cash flows. Previously, windfall tax benefits from share-based payment arrangements were reported as cash flows from financing activities. With the Company’s permitted election to retrospectively apply this classification amendment, $20.2 million of windfall tax benefits previously reported as cash inflows from financing activities on the Company’s Consolidated Statement of Cash Flows for the fiscal year ended February 29, 2016 have been reclassified as cash inflows from operating activities.
Prior to adopting ASU 2016-09, the Company credited windfall tax benefits related to share-based compensation to Additional paid-in capital in the Company’s Consolidated Balance Sheets. Under ASU 2016-09, these windfalls are recognized as a discrete tax benefit in the Company’s Consolidated Statements of Operations. ASU 2016-09 requires companies to adopt the amendment relating to accounting for windfalls and shortfalls on a prospective basis only. As a result, no change has been made to the Consolidated Statements of Operations for the fiscal year ended February 29, 2016 related to the $19.8 million of net windfall tax benefits the Company recognized as additional paid-in capital during the fiscal year ended February 29, 2016.
For additional discussion related to recent accounting pronouncements the Company has either recently adopted or is currently evaluating the impact from future adoption, see “Recent accounting pronouncements” in this note.
In addition to the reclassifications resulting from application of ASU 2016-09, certain other amounts for the fiscal years ended February 28, 2017 and February 29, 2016 have been reclassified to conform to the current year presentation.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from such estimates. Estimates are used for, but not limited to, revenue recognition, goodwill and other long-lived assets, share-based compensation, income taxes and loss contingencies.
Revenue recognition
The Company establishes persuasive evidence of a sales arrangement for each type of revenue transaction based on either a signed contract with the end customer, a click-through contract on the Company’s website whereby the customer agrees to the Company’s standard subscription terms, signed or click-through distribution contracts with original equipment manufacturers (“OEMs”) and other resellers, or, in the case of individual training seats, through receipt of payment that indicates acceptance of the Company’s training agreement terms.
Subscription revenue
Subscription revenue is comprised of direct and indirect sales of subscriptions relating to Red Hat technologies. Accounts receivable and deferred revenue are recorded at the time a customer enters into a binding subscription agreement for the purchase of a subscription, subscription services are made available to the customer and the customer is billed. The deferred revenue amount is recognized as revenue ratably over the subscription period. Red Hat technologies are generally offered with either one- or three-year base subscription periods; the majority of the Company’s subscriptions have one-year terms. Under these subscription agreements, renewal rates are generally specified for one or three-year renewal terms. Subscriptions generally entitle the end user to the technology itself and post-contract customer support, generally consisting of varying levels of support services as well as access to security updates, fixes, functionality enhancements, upgrades to the technologies, each on an if and when available basis, and compatibility with an ecosystem of certified hardware and software, during the term of the subscription. The Company sells its offerings through two principal channels: (1) direct, which includes sales by the Company’s sales force as well as web store sales, and (2) indirect, which includes certified cloud and service providers (“CCSPs”), distributors, OEMs, systems integrators and value added resellers. The Company recognizes revenue from the sale of Red Hat technologies ratably over the period of the subscription beginning on the commencement date of the subscription agreement.
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
The Company derives a portion of its revenue from CCSPs that provide public clouds with, and allow users to consume, computing resources as a service. The Company earns revenue based on subscription units consumed by the CCSP or its end users. The Company uses its historical cloud-usage data to estimate the amount of revenue earned and recognized each month and adjusts to actual amounts earned upon receipt of usage reports from the CCSPs in the following month.
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
The Company evaluates goodwill for impairment during the fourth quarter of its fiscal year or more frequently if events or changes in circumstances indicate that an impairment to goodwill may have occurred. For fiscal years ended February 28, 2018 and February 28, 2017, the Company applied its test for goodwill impairment as permitted by Accounting Standards Update 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”), which allows the Company to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying value. The outcome of these qualitative tests determines whether it is necessary to proceed with a quantitative impairment assessment.
After considering such qualitative factors as macroeconomic conditions, actual or anticipated changes to cost factors (for example, selling and delivery), overall financial performance and other Company-specific factors, such as potential changes in strategy, the Company determined that it was not more likely than not that any impairment to goodwill had occurred during the fiscal years ended February 28, 2018 and February 28, 2017.
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
Cash, cash equivalents and restricted cash
The Company considers highly liquid investments purchased with a maturity period of three months or less at the date of purchase to be cash equivalents. The Company’s restricted cash totaled $4.2 million and $3.1 million at February 28, 2018 and February 28, 2017, respectively, and includes cash restricted as part of collateral for certain office facilities. Restricted cash is included with Cash, cash equivalents and restricted cash on the Company’s Consolidated Balance Sheets.
Accounts receivable and allowance for doubtful accounts
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered. The Company does not have off-balance sheet credit exposure related to its customers. See NOTE 3—Accounts Receivable for further discussion on accounts receivable balances.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Unrealized gains and temporary losses on investments classified as available for sale are included within accumulated other comprehensive income, net of any related tax effect. Realized gains and losses are recorded using the specific identification method and upon realization, such amounts are reclassified from accumulated other comprehensive income to Other income (expense), net. Realized gains and losses and other than temporary impairments, if any, are reflected in the Company’s Consolidated Statements of Operations as Other income (expense), net. The Company does not recognize changes in the fair value of its investments in income unless a decline in value is considered other than temporary. The vast majority of the Company’s investments are priced by pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, the Company assesses other factors to determine the security’s market value, including broker quotes or model valuations. Independent price verifications of all holdings are performed by pricing vendors that are then reviewed by the Company. In the event a price fails a pre-established tolerance check, it is researched so that the Company can assess the cause of the variance to determine what the Company believes is the appropriate fair value. See NOTE 19—Assets and Liabilities Measured at Fair Value on a Recurring Basis for further discussion on fair value measurements.
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
Capitalized software costs
Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. As a result of the Company’s practice of frequently releasing source code that it has developed on an on-going basis for unrestricted download on the Internet, there is generally no passage of time between achievement of technological feasibility and the availability of the Company’s product for general release. Therefore, at February 28, 2018 and February 28, 2017, the Company had no internally developed capitalized software costs for products to be sold to third parties.

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
Share-based compensation
The Company measures share-based compensation cost as of the grant date, based on the estimated fair value of the award and recognizes the cost over the employee requisite service period typically on a straight-line basis. The Company estimates the fair value of stock options using the Black-Scholes-Merton valuation model. The fair value of nonvested share awards, nonvested share units and performance share units (“PSUs”) are measured at their underlying closing share price on the date of grant. The Company’s share-based compensation is described further in NOTE 17—Share-based Awards.
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
Advertising expense totaled $111.5 million, $95.7 million and $88.9 million for the fiscal years ended February 28, 2018, February 28, 2017 and February 29, 2016, respectively.
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
With respect to foreign earnings, it has been the Company’s policy to invest the earnings of foreign subsidiaries indefinitely outside the U.S. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. This new law includes a provision that imposes a transition tax on foreign earnings whether or not such earnings are repatriated to the U.S. In light of this new tax, the Company is reviewing its prior position on the reinvestment of the earnings of foreign subsidiaries outside of the U.S.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Because tax laws are complex and subject to different interpretations, significant judgment is required. As a result, the Company makes certain estimates and assumptions in (i) calculating its income tax expense, deferred tax assets and deferred tax liabilities, (ii) determining any valuation allowance recorded against deferred tax assets and (iii) evaluating the amount of unrecognized tax benefits, as well as the interest and penalties related to such uncertain tax positions. The Company’s estimates and assumptions may differ significantly from tax benefits ultimately realized. The Company’s income tax expense and deferred taxes are described further in NOTE 10—Income Taxes.
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
Customers and credit risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, investments and trade receivables. The Company primarily places its cash, cash equivalents and investments with high-credit quality financial institutions that invest predominantly in U.S. government instruments, investment grade corporate bonds and certificates of deposit guaranteed by banks that are members of the Federal Deposit Insurance Corporation. Cash deposits are primarily in financial institutions in the U.S. and the United Kingdom. However, cash for monthly operating costs of international operations are deposited in banks outside the U.S.
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
With respect to the Company’s 0.25% convertible senior notes due 2019 (the “convertible notes”), the Company has the option to pay cash or deliver, as the case may be, either cash, shares of its common stock or a combination of cash and shares of its common stock for the aggregate amount due upon conversion of the convertible notes. The Company’s intent is to settle the principal amount of the convertible notes in cash upon conversion. As a result, upon conversion of the convertible notes, only the amounts payable in excess of the principal amounts of the notes are considered in diluted earnings per share under the treasury stock method. See NOTE 11—Convertible Notes for detailed information on the convertible notes.
Segment reporting
The Company is organized primarily on the basis of three geographic business units: the Americas (U.S., Canada and Latin America), EMEA and Asia Pacific. These business units are aggregated into one reportable segment due to the similarity in nature of products and services provided, financial performance economic characteristics (e.g., revenue growth and gross margin), methods of production and distribution and customer classes (e.g., cloud service providers, distributors, resellers and enterprise).

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has offices in more than 95 locations around the world. The Company manages its international business on an Americas-wide, EMEA-wide and Asia Pacific-wide basis. See NOTE 20—Segment Reporting for further discussion.
Recent accounting pronouncements
Accounting pronouncements adopted
In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). The FASB issued ASU 2017-09 to clarify and reduce both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, to a change to the terms and conditions of a share-based payment award. The Company early adopted ASU 2017-09 as of the second quarter of its fiscal year ended February 28, 2018. The adoption of this update did not impact the Company’s Consolidated Financial Statements.
In January 2017, the FASB issued Accounting Standards Update 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The FASB issued ASU 2017-04 to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this updated standard, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity also should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if any. The FASB also eliminated the requirement for reporting units with a zero or negative carrying amount to first perform a qualitative assessment. The Company adopted ASU 2017-04 during the second quarter of its fiscal year ended February 28, 2018. The adoption of this update did not impact the Company’s Consolidated Financial Statements.
In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The FASB issued ASU 2016-15 to decrease the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this update provide guidance on eight specific cash flow issues. The Company adopted ASU 2016-15 along with Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”) during the fourth quarter of its fiscal year ended February 28, 2018. The adoption of these updates did not significantly impact the Company’s Consolidated Financial Statements.
Accounting pronouncements being evaluated
In February 2018, the FASB issued Accounting Standards Update 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). The FASB issued ASU 2018-02 to give entities the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of the enactment of the Tax Act to retained earnings. The guidance is effective for the Company as of the first quarter of its fiscal year ending February 28, 2020, with early adoption permitted. The Company is currently evaluating the impact that this updated standard will have on its consolidated financial statements.
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

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The FASB issued ASU 2016-01 to require equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. Equity investments that do not have readily determinable fair values are allowed to be remeasured upon the occurrence of an observable price change or upon identification of an impairment. This guidance is effective for the Company as of the first quarter of its fiscal year ending February 28, 2019. The Company is currently evaluating the impact that this updated standard will have on its consolidated financial statements, along with the Accounting Standards Update 2018-03, Technical Corrections and Improvements to Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2018-03”), which was issued in February 2018, and Accounting Standards Update 2018-04, Investments—Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273 (“ASU 2018-04”), which was issued in March 2018.
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, now commonly referred to as Accounting Standards Codification Topic 606 (“ASC 606”). The FASB issued ASC 606 to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance is effective for the Company beginning the first quarter of its fiscal year ending February 28, 2019. The standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach.
The Company has substantially completed its assessment of the potential impact that the implementation of this updated standard will have on its consolidated financial statements. With respect to the Company’s software subscription offerings, which accounted for 88%, 89%, and 88% of the Company’s total revenue for the fiscal years ended February 28, 2018, February 28, 2017 and February 29, 2016, respectively, the Company provides value to its customers through continuous aggregation, integration, testing, certification, maintenance, enhancement and support of the open source technologies that it distributes. The Company currently recognizes subscription revenue ratably over the subscription period. Under the updated standard, these subscription attributes represent a series of performance obligations that are delivered over time, primarily on a stand-ready basis (for example, attributes such as updates, upgrades and support are made available to subscribers). As a result, the Company believes that its subscription revenue meets the criteria for revenue recognition over time and will continue to be recognized ratably under the updated standard.
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
With respect to customer contracts with multiple elements (such as software subscriptions and professional consulting and training services), under the current standard the Company allocates total contract revenue to each element’s relative fair value when the Company can demonstrate sufficient VSOE of the fair value of at least those elements that are undelivered. For multiple-element contracts in which one or more of the undelivered elements lacks VSOE, the Company defers recognition of any revenue until the elements lacking VSOE have been delivered. However, under the updated standard, the Company will be required to allocate total contract revenue to each element (referred to as a distinct performance obligation under the updated standard) based on either an established or estimated standalone selling price. The Company would then recognize the allocated revenue as each element (performance obligation) is delivered. Because the Company has historically established VSOE for most of its offerings and as a result has not been required to defer a significant amount of revenue due to insufficient VSOE, the Company does not anticipate the new standard’s requirement to establish or estimate a standalone selling price, rather than defer revenues in the absence of VSOE, to have a significant impact on the Company’s financial statements.
The Company currently defers and amortizes commissions over a period that approximates the subscription period. Under the new standard, the Company does not anticipate a change to this approach. The Company is reviewing whether additional direct costs to obtain customer contracts will be deferred and amortized.
The Company is continuing to assess all potential impacts that ASC 606 will have on its consolidated financial statements. The assessment includes, for example, any potential changes to and investments in the Company’s policies, processes, systems and internal controls over financial reporting that may be required to comply with the new guidance related to variable consideration, contract modifications, allocation of discounts and expanded disclosures. The Company is implementing new revenue recognition software to enable accounting assessments under the new standard. The Company will adopt ASC 606 using the full retrospective method.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—Accounts Receivable
Accounts receivable are presented net of an allowance for doubtful accounts. Activity in the Company’s allowance for doubtful accounts is presented in the following table (in thousands):

Fiscal year ended	Balance at beginning of period	Charged to (recovery of) expense	Adjustments (1)	Balance at end of period
February 29, 2016	$2,247	1,323	(772)	$2,798
February 28, 2017	$2,798	(140)	133	$2,791
February 28, 2018	$2,791	172	(796)	$2,167
_______________

(1)	Represents foreign currency translation adjustments and amounts written-off as uncollectible accounts receivable.
As of February 28, 2018 and February 28, 2017, no individual customer accounted for 10% or more of the Company’s accounts receivable.

NOTE 4—Prepaid Expenses
Prepaid expenses include sales commissions, which are the incremental costs that are directly associated with non-cancellable subscription contracts with customers and consist of sales commissions paid to the Company’s sales force. The commissions are deferred and amortized over a period to approximate the period of the subscription term. For further discussion on deferred commissions, see NOTE 2—Summary of Significant Accounting Policies. Prepaid expenses, including sales commissions, were comprised of the following (in thousands):

	February 28, 2018	February 28, 2017
Deferred commissions	$181,839	$147,695
Professional services	32,309	24,135
Taxes	15,969	10,734
Insurance	3,910	2,166
Other	26,065	15,879
Total prepaid expenses	$260,092	$200,609

NOTE 5—Property and Equipment
The Company’s property and equipment is recorded at cost and consisted of the following (in thousands):

	Estimated Useful Life (Years)	February 28, 2018	February 28, 2017
Computer and other equipment	3-5	$171,745	$155,615
Software, including software developed for internal use	5	94,123	93,727
Furniture and fixtures	7	39,934	32,260
Leasehold improvements	up to 15	167,623	124,060
Property and equipment—in progress	—	2,109	15,500
Property and equipment		475,534	421,162
Less: accumulated depreciation		(269,429)	(231,533)
Property and equipment, net		$206,105	$189,629

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Fiscal Years Ended
	February 28, 2018	February 28, 2017	February 29, 2016
Total depreciation expense	$64,317	$54,077	$48,909

NOTE 6—Identifiable Intangible Assets
Identifiable intangible assets consist primarily of trademarks, copyrights and patents, purchased technologies, customer and reseller relationships, and covenants not to compete, all of which are amortized over the estimated useful life, generally on a straight-line basis, with the exception of customer and reseller relationships, which are generally amortized over the greater of straight-line over the estimated useful life or the related asset’s pattern of economic benefit. Useful lives range from two to 10 years. As of February 28, 2018 and February 28, 2017, trademarks with an indefinite estimated useful life totaled $12.0 million and $10.9 million, respectively. The following is a summary of identifiable intangible assets (in thousands):

	February 28, 2018			February 28, 2017
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$167,005	$(70,749)	$96,256	$148,850	$(59,440)	$89,410
Purchased technologies	208,096	(93,748)	114,348	107,078	(80,536)	26,542
Customer and reseller relationships	106,076	(95,558)	10,518	104,438	(88,046)	16,392
Covenants not to compete	15,861	(14,324)	1,537	14,081	(12,329)	1,752
Other intangible assets	8,833	(6,539)	2,294	8,833	(5,162)	3,671
Total identifiable intangible assets	$505,871	$(280,918)	$224,953	$383,280	$(245,513)	$137,767
The following is a summary of the change in identifiable intangible assets (in thousands):

Balance at February 28, 2017	$137,767
Purchase of identifiable intangible assets from CoreOS, Permabit and Codenvy, primarily developed technologies	98,605
Purchase of developed software and other intangible assets	16,856
Amortization expense	(32,822)
Impact of foreign currency fluctuations and other adjustments	4,547
Balance at February 28, 2018	$224,953

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense associated with identifiable intangible assets recognized in the Company’s Consolidated Financial Statements is summarized as follows (in thousands):

	Fiscal Years Ended
	February 28, 2018	February 28, 2017	February 29, 2016
Cost of revenue	$18,082	$16,938	$13,102
Sales and marketing	6,195	7,078	8,075
Research and development	138	138	842
General and administrative	8,407	7,078	5,160
Total amortization expense	$32,822	$31,232	$27,179
As of February 28, 2018, future amortization expense on existing intangibles is as follows (in thousands):

Fiscal Year	Amortization Expense of Intangible Assets
2019	$39,572
2020	36,271
2021	29,753
2022	25,438
2023	24,932
Thereafter	57,021
Total amortization expense	$212,987

NOTE 7—Other Assets, Net
Other assets, net were comprised of the following (in thousands):

	February 28, 2018	February 28, 2017
Deferred commissions, non-current	$47,117	$38,842
Cost-basis investments	12,099	14,778
Prepaid expenses, non-current	18,429	12,209
Security deposits and other	10,279	8,276
Other assets, net	$87,924	$74,105
The Company reviews its non-marketable cost-basis investments in equity securities for other than temporary declines in fair value based on prices recently paid for shares in that company, as well as changes in market conditions. The carrying values are not necessarily representative of the amounts that the Company could realize in a current transaction. The Company recognized losses of $1.4 million, $2.0 million and $2.8 million on certain cost-basis investments during the fiscal years ended February 28, 2018, February 28, 2017 and February 29, 2016, respectively. The Company realized gains of $13.4 million on the sale of certain strategic equity investments, which are included in Other income (expense), net on the Consolidated Statements of Operations and are included in Other adjustments to reconcile net income to net cash provided by operating activities on the Consolidated Statements of Cash Flows, during the fiscal year ended February 28, 2018.

NOTE 8— Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses were comprised of the following (in thousands):

	February 28, 2018	February 28, 2017
Accounts payable	$56,419	$76,197
Accrued wages and other compensation-related expenses	240,898	212,184
Accrued other trade payables	70,479	43,781
Accrued income and other taxes payable	58,458	44,032
Accrued other	832	763
Total accounts payable and accrued expenses	$427,086	$376,957

NOTE 9—Derivative Instruments
Fair value hedges
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
Net investment hedge
During the fourth quarter of the fiscal year ended February 28, 2018, the Company executed and settled with a third-party financial institution a forward contract to exchange €332.7 million for $391.9 million. The forward contract was designated a net investment hedge with the intent to mitigate the impact of foreign currency fluctuations between the Euro and the U.S. dollar on certain earnings from two of the Company’s Euro-based foreign subsidiaries. These earnings were repatriated during the fourth quarter of the fiscal year ended February 28, 2018 in response to the Tax Act enacted on December 22, 2017. As a result of designating the forward contract a net investment hedge, the cost to settle the forward contract of $23.5 million was recognized as a charge included in Other comprehensive income—change in foreign currency translation adjustment.
Financial statement effect
See NOTE 19—Assets and Liabilities Measured at Fair Value on a Recurring Basis for information regarding the fair value hierarchy of derivative instruments.
The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows (in thousands):

				Fiscal Year Ended February 28, 2018
	As of February 28, 2018			Classification of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
	Balance Sheet Classification	Fair Value	Notional Value
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$298	$29,043	Other income (expense), net	$2,658
Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	(312)	33,265	Other income (expense), net	(2,360)
Total		$(14)	$62,308		$298

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

				Fiscal Year Ended February 28, 2017
	As of February 28, 2017			Classification of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
	Balance Sheet Classification	Fair Value	Notional Value
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$135	$15,151	Other income (expense), net	$3,663
Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	(160)	33,670	Other income (expense), net	(2,970)
Total		$(25)	$48,821		$693

NOTE 10—Income Taxes
Tax Act
On December 22, 2017, the Tax Act was enacted into law. This new law includes significant changes to the U.S. corporate income tax system, including a permanent reduction in the corporate income tax rate from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, elimination of the domestic production activities deduction and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system.
U.S. GAAP requires companies to recognize the effect of tax law changes in the period of enactment. As a result, for the year ended February 28, 2018, the Company recognized a one-time tax charge of $122.7 million comprised of (i) income tax expense of $21.8 million due to the re-measurement of net deferred tax assets; (ii) income tax expense of $96.4 million related to the accrual of the transition tax; (iii) income tax expense of $1.8 million related to the accrual of withholding and other taxes due on future repatriation of cash; and (iv) income tax expense of $2.7 million related to re-measurement of interest and federal tax benefits on state positions related to the Company’s uncertain tax positions.
In December 2017, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC Topic 740—Income Taxes (“ASC 740”). The Company has calculated as final its re-measurement of deferred taxes and uncertain tax positions. While the Company has substantially completed its provisional analysis of the income tax effects of the Tax Act and recorded a reasonable estimate of such effects, the Company regards as provisional the transition tax, withholding and other taxes on future repatriation of cash, and the accounting for compensation accruals. These provisional tax effects may differ during the measurement period, possibly materially, due to further refinement of the calculations, changes in interpretations and assumptions made, and additional guidance that may be issued by the Department of the U.S. Treasury, the Internal Revenue Service, and other regulatory and standard setting bodies. The Company will complete its analysis within the next 12 months consistent with the guidance provided in SAB 118, and any adjustments during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined.
The Tax Act lowered the federal corporate tax rate from 35% to 21%, effective January 1, 2018. As a fiscal year taxpayer, this provision, and certain others, impact the Company in the last quarter of the tax year, while other provisions will impact the Company beginning in the fiscal year ending February 28, 2019. In particular, the provision for the Company’s statutory federal income tax rate is 32.7% for the fiscal year ended February 28, 2018 as a result of this effective date rate change.
The deemed repatriation transition tax (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings and profits of certain foreign subsidiaries. The Company has not yet completed its accounting for the effects of the Transition Tax. However, the Company has made a reasonable estimate, and in the fourth quarter and fiscal year ended February 28, 2018, recognized provisional income tax expense of $96.4 million for the Transition Tax. The Company computed this amount based on currently available information; however, there is still uncertainty as to the application of the Tax Act, in particular as it relates to state income taxes.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Tax Act includes a provision designed to currently tax global intangible low-taxed income (“GILTI”). This GILTI provision is effective for the Company in the fiscal year ending February 28, 2019. The Company is evaluating available accounting policy alternatives to either record the U.S. income tax effect of future GILTI inclusions in the period in which they arise or establish deferred taxes with respect to the expected future tax liabilities associated with potential future GILTI inclusions. The Company has not yet made a policy election, but will make such election within the measurement period provided in SAB 118.
Components of income tax expense
The U.S. and foreign components of the Company’s income before provision for income taxes consisted of the following (in thousands):

	Fiscal Years Ended
	February 28, 2018	February 28, 2017	February 29, 2016
U.S.	$276,362	$187,316	$155,550
Foreign	198,339	132,864	119,315
Income before provision for income taxes	$474,701	$320,180	$274,865
The components of the Company’s provision for income taxes consisted of the following (in thousands):

	Fiscal Years Ended
	February 28, 2018	February 28, 2017	February 29, 2016
Current:
Foreign	$51,735	$35,791	$39,168
Federal	147,426	16,857	44,872
State	8,376	1,502	5,133
Current tax expense	207,537	54,150	89,173
Deferred:
Foreign	(3,783)	(4,854)	(5,170)
Federal	13,710	17,712	(6,142)
State	(1,566)	(531)	(2,361)
Deferred tax expense (benefit)	8,361	12,327	(13,673)
Provision for income taxes	$215,898	$66,477	$75,500

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statutory rate reconciliation
Taxes computed at the statutory federal income tax rates are reconciled to the provision for income taxes as follows (in thousands):

	Fiscal Years Ended
	February 28, 2018		February 28, 2017		February 29, 2016
Provision at federal statutory rate	$155,403	32.7%	$112,063	35.0%	$96,203	35.0%
State tax, net of federal tax benefit	4,020	0.9%	520	0.2%	601	0.2%
Foreign rate differential (1)	(1,375)	(0.3)%	(11,795)	(3.7)%	(8,232)	(3.0)%
Nondeductible items	2,131	0.5%	3,077	1.0%	3,426	1.2%
Share-based compensation (2)	(22,218)	(4.7)%	(12,749)	(4.0)%	149	0.1%
Research tax credit	(12,742)	(2.7)%	(9,532)	(3.0)%	(5,105)	(1.9)%
Foreign tax credit	(16,550)	(3.5)%	(8,930)	(2.8)%	(10,267)	(3.7)%
Domestic production activities deduction	(11,598)	(2.4)%	(4,601)	(1.4)%	(5,033)	(1.8)%
Deferred tax asset revaluation (3)	21,795	4.6%	—	—%	—	—%
Transition tax on foreign earnings (3)	96,375	20.3%	—	—%	—	—%
Other (3)	657	0.1%	(1,576)	(0.5)%	3,758	1.4%
Provision for income taxes	$215,898	45.5%	$66,477	20.8%	$75,500	27.5%
_______________

(1)
Foreign rate differential includes a reduction of $2.0 million related to a tax holiday in Israel. The tax holiday provides for a reduced tax rate on income attributable to research and development activities and is scheduled to terminate as of the fiscal year ending February 29, 2020. The financial impact from the tax holiday for the fiscal year ended February 28, 2018 resulted in an increase to the Company’s diluted earnings per share of approximately $0.01.

(2)
Share-based compensation in the fiscal years ended February 28, 2018 and February 28, 2017 includes $27.0 million and $15.8 million, respectively, of net windfall tax benefits from share-based payments resulting from the Company’s adoption of ASU 2016-09 during the fiscal year ended February 28, 2017. These windfalls were offset by certain stock-based compensation for which the Company receives no tax benefit.

(3)
Deferred tax asset revaluation is a result of the Tax Act’s reduction in the U.S. corporate tax rate from 35% to 21%. Transition tax on foreign earnings is a mandatory one-time charge imposed by the Tax Act on accumulated earnings of foreign subsidiaries. Other includes $4.5 million of withholding tax and other one-time charges resulting from the enactment of the Tax Act.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred taxes
Significant components of the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	February 28, 2018	February 28, 2017
Deferred tax assets:
Foreign net operating loss carryforwards	$6,031	$4,218
Domestic net operating loss carryforwards	14,736	5,696
Domestic credit carryforwards	14,963	9,864
Foreign credit carryforwards	4,522	1,200
Share-based compensation	32,086	51,016
Deferred revenue	83,427	97,258
Convertible notes	4,619	11,377
Other	12,916	18,382
Total deferred tax assets	173,300	199,011
Valuation allowance for deferred tax assets	(4,228)	(5,621)
Total deferred tax assets, net of valuation allowance	169,072	193,390
Deferred tax liabilities:
Goodwill	8,158	10,757
Property and equipment	15,811	25,163
Identifiable intangible assets	31,566	21,101
Compensation accruals	21,008	30,128
Other	4,204	4,347
Total deferred tax liabilities	80,747	91,496
Net deferred tax asset (1)	$88,325	$101,894
_______________

(1)
Net deferred tax asset is reported on the Company’s Consolidated Balance Sheets as of February 28, 2018 and February 28, 2017 as Deferred tax assets, net of $93.3 million and $104.8 million, respectively, and deferred tax liabilities included in Other long-term obligations of $5.0 million and $2.9 million, respectively.

The Company maintains a valuation allowance against its deferred tax assets with respect to certain foreign and state NOL and credit carryforwards that the Company does not believe will ultimately be realized. For the fiscal year ended February 28, 2018, the valuation allowance decreased by $1.4 million primarily as a result of re-measuring certain components of the valuation allowance due to the Tax Act and due to changes related to foreign NOL and credit carryforwards where the realizability is now considered more likely than not.
As of February 28, 2018, the Company had U.S. federal NOL carryforwards of $45.6 million, foreign NOL carryforwards of $22.9 million and U.S. state NOL carryforwards of $64.9 million. The NOL carryforwards expire in varying amounts beginning in the fiscal year ending February 28, 2019. As of February 28, 2018, the Company had U.S. federal research tax credit carryforwards of $0.3 million, state research tax credit carryforwards of $14.7 million and foreign research tax credit carryforwards of $4.5 million, which expire in varying amounts beginning in the fiscal year ending February 28, 2019.
As of February 28, 2018, cumulative undistributed earnings of non-U.S. subsidiaries totaled $226.0 million. It has been the Company’s historical policy to invest the earnings of foreign subsidiaries indefinitely outside the U.S. The Tax Act includes a provision to move the U.S. to a territorial tax system by imposing a transition tax on historic foreign earnings whether or not such earnings are repatriated to the U.S. In light of the new territorial tax system, the Company is reviewing its prior position on the reinvestment of the earnings of certain foreign subsidiaries and has provided for a $1.8 million deferred tax liability primarily related to foreign withholding taxes that may be incurred if such foreign earnings are repatriated. The Company continues to maintain an indefinite reinvestment assertion for the earnings in the majority of its foreign jurisdictions.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unrecognized tax benefits
The following table reconciles unrecognized tax benefits (in thousands):

	February 28, 2018	February 28, 2017	February 29, 2016
Balance at beginning of year	$76,902	$74,886	$60,343
Additions based on tax positions related to prior years	11,951	2,142	13,486
Additions based on tax positions related to the current year	7,628	4,893	3,494
(Reductions) additions related to changes in facts and circumstances	(2,458)	(2,271)	256
Reductions related to lapse of the statute of limitations	(2,575)	(2,748)	(1,581)
Reductions related to settlements with tax authorities	(647)	—	(1,112)
Balance at end of year	$90,801	$76,902	$74,886
The Company’s unrecognized tax benefits as of February 28, 2018 and February 28, 2017, which, if recognized, would affect the Company’s effective tax rate, were $80.4 million and $69.1 million, respectively.
It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as income tax expense. Uncertain tax position interest and penalties recognized in the Consolidated Statements of Operations totaled $0.5 million, $2.5 million and $1.5 million for the fiscal years ended February 28, 2018, February 28, 2017 and February 29, 2016, respectively. Uncertain tax position accrued interest and accrued penalties recognized in the Consolidated Balance Sheets totaled $13.7 million and $13.2 million as of February 28, 2018 and February 28, 2017, respectively. Cumulative translation adjustments included in uncertain tax positions totaled $0.7 million as of February 28, 2018.
As of February 28, 2018, it is reasonably possible that total unrecognized tax benefits may be reduced by up to $1.1 million within the next 12 months as a result of statutes of limitations expirations in various tax jurisdictions, all of which would affect the Company’s effective tax rate.
The Company is subject to taxation in the U.S. and various other state and foreign jurisdictions. The material jurisdictions in which the Company is subject to potential examination include India, Ireland and the U.S., where the Company is no longer subject to examination prior to fiscal years ended February 28, 2006, February 29, 2012 and February 29, 2000, respectively. The Company is currently under examination in India, the United Kingdom, Germany and the U.S. The Company believes it has adequately provided for any reasonably foreseeable outcomes related to tax audits.

NOTE 11—Convertible Notes
Convertible note offering
On October 7, 2014, the Company completed its offering of $805.0 million aggregate principal amount of the convertible notes. The convertible notes were sold in a private placement under a purchase agreement, dated as of October 1, 2014, entered into by and among the Company and the initial purchasers, for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.
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

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At their option, holders may convert their convertible notes prior to the close of business on the business day immediately preceding April 1, 2019, only upon the occurrence of certain circumstances. For example, during any fiscal quarter commencing after the fiscal quarter ended on November 30, 2014 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price, the convertible notes become convertible at the holders’ option. The price of the Company’s common stock was greater than or equal to 130% of the conversion price, which is $95.43, for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the fiscal quarters ended August 31, 2017, November 30, 2017 and February 28, 2018. Therefore, as of February 28, 2018, the convertible notes remain convertible at the holders’ option until May 31, 2018.
On and after April 1, 2019, holders may convert their convertible notes at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the convertible notes.
During the fourth quarter of the fiscal year ended February 28, 2018, the Company settled notices of conversion with respect to $28 thousand aggregate principal amount of the convertible notes and elected to settle such conversions by paying cash for the principal amount and issuing 155 shares of common stock for the excess conversion value. Total settled conversions as of February 28, 2018 amounted to $34 thousand aggregate principal amount of the convertible notes. The Company expects to settle conversions of $26.0 million in principal amount of the convertible notes in the first quarter of the fiscal year ending February 28, 2019 by paying cash for the principal amount and issuing shares of common stock for the excess conversion value. The Company continues to receive conversion requests and as of April 24, 2018, such incremental requests totaled $96.8 million in principal amount of the convertible notes.
Based on the closing price of the Company’s common stock of $147.40 on the last trading day of the fourth quarter of the fiscal year ended February 28, 2018, the if-converted value of the convertible notes as of February 28, 2018 exceeded their principal amount by approximately $811.3 million.
The Company continues to classify the net carrying amount of the convertible notes as a long-term liability, except for $23.8 million, classified as current and expected to be cash-settled within the next fiscal quarter. The equity component of the convertible notes will continue to be classified as additional paid-in capital because the Company has the option to settle the principal amount in shares and the convertible notes’ maturity date is more than 12 months away. However, it is the Company’s intent to settle the principal amount of the convertible notes in cash.
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

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accounting for the issuance of the convertible notes, the Company separated the convertible notes into liability and equity components. The Company allocated the total transaction costs incurred to the liability and equity components based on their relative fair values. Issuance costs attributable to the liability component are being amortized to interest expense over the term of the convertible notes. The excess of the face value of the convertible notes as a whole over the carrying amount of the liability component (the “debt discount”) is being amortized to interest expense over the term of the convertible notes. As of February 28, 2018 and February 28, 2017, the convertible notes consisted of the following (in thousands):

	February 28, 2018	February 28, 2017
Liability component:
Principal	$804,966	$805,000
Less: debt issuance costs	(4,695)	(7,442)
Less: debt discount	(32,271)	(51,925)
Net carrying amount	$768,000	$745,633
Equity component (1)	$96,890	$96,890
________________
(1) Recorded in the Consolidated Balance Sheets in Additional paid-in capital.
The following table includes total interest expense recognized related to the convertible notes for the fiscal years ended February 28, 2018, February 28, 2017 and February 29, 2016 (in thousands):

	Fiscal Years Ended
	February 28, 2018	February 28, 2017	February 29, 2016
Coupon rate 0.25% per year, payable semiannually	$2,012	$2,012	$2,012
Amortization of convertible note issuance costs — liability component	2,747	2,587	2,433
Accretion of debt discount	19,654	19,104	18,570
Total interest expense related to convertible notes	$24,413	$23,703	$23,015
The fair value of the convertible notes, which was determined based on inputs that are observable in the market (Level 2), and the carrying value of convertible notes (the carrying value excludes the equity component of the convertible notes classified in equity) is as follows (in thousands):

	February 28, 2018
	Fair Value	Carrying Value
Convertible notes	$778,014	$768,000
Convertible note hedge transactions and warrant transactions
On October 1, 2014, the Company entered into convertible note hedge transactions and warrant transactions with certain of the initial purchasers of the convertible notes or their respective affiliates. In connection with the conversions of the convertible notes that settled in the fiscal year ended February 28, 2018, the Company exercised a portion of the options that are part of the convertible note hedge transactions for 179 shares of the Company’s common stock.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The convertible note hedge transactions are expected to offset, to the extent the Company’s common stock per share price does not exceed $101.65, the potential dilution with respect to shares of the Company’s common stock upon any conversion of the convertible notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted notes, as the case may be. To partially offset the $148.0 million cost of the convertible note hedge transactions, the Company issued warrants and received proceeds of $79.8 million. The number of shares of the Company’s common stock underlying the warrants total 10,965,630, the number of shares originally underlying the convertible notes and the convertible note hedge transactions. The combination of the convertible note hedge transactions and the warrant transactions effectively increases the initial conversion price of the convertible notes from $73.41 per share to $101.65 per share. As a result, the warrant transactions will have a dilutive effect with respect to the Company’s common stock to the extent that the market price per share of the Company’s common stock, as measured under the terms of the warrant transactions, exceeds the $101.65 strike price of the warrants. For the fiscal year ended February 28, 2018, the warrants were included in the computation of diluted shares outstanding because the warrants’ exercise price was less than the average market price of the Company’s common stock during the related period. However, subject to certain conditions, the Company may elect to settle all of the warrants in cash.

NOTE 12—Other Long-Term Obligations
Other long-term obligations were comprised of the following (in thousands):

	February 28, 2018	February 28, 2017
Accrued income taxes	$183,253	$76,718
Deferred rent credits	14,427	11,670
Net deferred tax liability, non-current	4,976	2,939
Other	2,559	2,638
Total other long-term obligations	$205,215	$93,965

NOTE 13—Commitments and Contingencies
Operating leases
As of February 28, 2018, the Company leased office space and certain equipment under various non-cancellable operating leases. Future minimum lease payments required under the operating leases at February 28, 2018 are as follows (in thousands):

Fiscal Year	Operating Leases
2019	$56,315
2020	47,426
2021	38,472
2022	33,134
2023	27,393
Thereafter	88,540
Total minimum lease payments	$291,280
Rent expense under operating leases is provided in the following table (in thousands):

	Fiscal Years Ended
	February 28, 2018	February 28, 2017	February 29, 2016
Total operating lease expense	$51,099	$44,228	$38,152

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
It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company’s obligations and the facts and circumstances involved in each particular agreement. The Company does not record a liability for claims related to indemnification unless the Company concludes that the likelihood of a material claim is probable and estimable. Payments pursuant to these indemnification claims during the fiscal years ended February 28, 2018, February 28, 2017 and February 29, 2016 were, in the aggregate, immaterial.

NOTE 14—Legal Proceedings
The Company experiences routine litigation in the normal course of its business, including patent litigation. The Company presently believes that the outcome of this routine litigation will not have a material adverse effect on its financial position, results of operations or cash flows.

NOTE 15—Stockholders’ Equity
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
The Company repurchased 2,318,584 shares, 6,192,382 shares and 3,476,229 shares of its common stock during the fiscal years ended February 28, 2018, February 28, 2017 and February 29, 2016, respectively, at an aggregate cost of $237.0 million, $458.7 million and $262.6 million, respectively, in accordance with the share repurchase programs described below. These amounts are recorded in Treasury stock on the Company’s Consolidated Balance Sheets.
Preferred stock
At February 28, 2018, the Company has authorized 5,000,000 shares of preferred stock with a par value of $0.0001 per share. No shares of preferred stock were outstanding as of February 28, 2018 or February 28, 2017.
Share repurchase programs
On June 22, 2016, the Company announced that its Board of Directors authorized the repurchase of up to $1.0 billion of Red Hat’s common stock from time to time on the open market or in privately negotiated transactions. The program commenced on July 1, 2016, and will expire on the earlier of (i) June 30, 2018 or (ii) a determination by the Board, Chief Executive Officer or Chief Financial Officer to discontinue the program. This program replaced the previous $500.0 million repurchase program, which was discontinued by the Board effective June 30, 2016.
From its commencement on July 1, 2016 through February 28, 2018, the Company has repurchased 7,219,233 shares of its common stock for $601.3 million under this program. As of February 28, 2018, the amount available under the program for the repurchase of the Company’s common stock was $398.7 million.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated other comprehensive loss
Accumulated other comprehensive loss was comprised of the following (in thousands):

	February 28, 2018	February 28, 2017
Accumulated loss from foreign currency translation adjustment	$(29,679)	$(87,784)
Accumulated unrealized loss, net of tax, on available-for-sale securities	(2,917)	(568)
Accumulated other comprehensive loss	$(32,596)	$(88,352)

NOTE 16—Earnings Per Share
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
The following table reconciles the numerators and denominators of the earnings per share (“EPS”) calculation (in thousands, except per share amounts):

	Fiscal Years Ended
	February 28, 2018	February 28, 2017	February 29, 2016
Net income, basic and diluted	$258,803	$253,703	$199,365
Weighted average common shares outstanding	177,150	179,642	182,817
Incremental shares attributable to assumed vesting or exercise of outstanding equity award shares	3,456	3,027	3,020
Dilutive effect of convertible notes	3,445	292	282
Dilutive effect of warrants	551	—	—
Diluted shares	184,602	182,961	186,119
Diluted net income per share	$1.40	$1.39	$1.07
With respect to the Company’s convertible notes, the Company has the option to pay cash or deliver, as the case may be, either cash, shares of its common stock or a combination of cash and shares of its common stock for the aggregate amount due upon conversion of the convertible notes. The Company’s intent is to settle the principal amount of the convertible notes in cash upon conversion. As a result, upon conversion of the convertible notes, only the amounts payable in excess of the principal amounts of the convertible notes are considered in diluted EPS under the treasury stock method. See NOTE 11—Convertible Notes for detailed information on the convertible notes.
Warrants to purchase 10,965,630 shares of the Company’s common stock at $101.65 per share were outstanding during the fiscal years ended February 28, 2018, February 28, 2017 and February 29, 2016. For the fiscal year ended February 28, 2018, warrants were included in the computation of diluted EPS because the warrants’ exercise price was less than the average market price of the Company’s common stock during the related period.
The following share awards are not included in the computation of diluted EPS because the aggregate value of proceeds considered received upon either exercise or vesting was greater than the average market price of the Company’s common stock during the related periods and the effect of including such share awards in the computation would be anti-dilutive (in thousands):

	Fiscal Years Ended
	February 28, 2018	February 28, 2017	February 29, 2016
Number of shares considered anti-dilutive for calculating diluted EPS	269	77	21

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17—Share-based Awards
Overview
The Company’s 2004 Long-Term Incentive Plan, as amended and restated (the “LTIP”), provides for the granting of service- and performance-based share awards, among other awards. As of February 28, 2018, there were 8.5 million shares of common stock reserved for issuance under the LTIP for future share-based awards to be granted to any employee, officer, director or consultant of the Company at terms and prices to be determined by the Board of Directors.
The following table summarizes the Company’s share-based awards granted, by type:

	Awards Granted in Fiscal Years Ended
	February 28, 2018		February 28, 2017		February 29, 2016
	Shares and Shares Underlying Awards	Weighted Average Per Share Award Fair Value	Shares and Shares Underlying Awards	Weighted Average Per Share Award Fair Value	Shares and Shares Underlying Awards	Weighted Average Per Share Award Fair Value
Service-based shares and share units (1)	1,792,655	$102.33	2,212,006	$75.62	2,108,639	$76.45
Performance share units—Maximum	523,520	$87.99	725,004	$76.68	628,596	$77.87
Assumed	—	$—	—	$—	119,515	$58.22
Total share-based awards	2,316,175	$99.09	2,937,010	$75.88	2,856,750	$76.00
_______________

(1)
Certain executives were granted restricted stock awards totaling 104,362 shares, 140,182 shares and 154,705 shares for the fiscal years ended February 28, 2018, February 28, 2017 and February 29, 2016, respectively, that were awarded subject to both a four-year service condition and the achievement of a specified dollar amount of revenue for the fiscal year in the year of grant (the “RSA performance goal”). The RSA performance goal for the fiscal years ended February 28, 2018, February 28, 2017 and February 29, 2016 were met. Therefore, as of February 28, 2018, only the service condition remained with 25% vesting on or about July 16 following the year of grant and the remainder vesting ratably on a quarterly basis over the course of the subsequent three-year period, provided that the grantee’s business relationship with the Company has not ceased.

The following summarizes share-based compensation expense recognized in the Company’s Consolidated Financial Statements (in thousands):

	Fiscal Years Ended
	February 28, 2018 (1)	February 28, 2017	February 29, 2016
Cost of revenue	$16,862	$16,553	$15,898
Sales and marketing	87,158	93,378	69,089
Research and development	57,008	52,424	48,466
General and administrative	31,221	30,175	32,781
Total share-based compensation expense (1)	$192,249	$192,530	$166,234
_______________

(1)
Total share-based compensation expense for the fiscal years ended February 28, 2018 and February 28, 2017 included $12.7 million and $5.0 million, respectively, of expense related to the Company’s employee stock purchase plan (“ESPP”). See NOTE 18—Employee Benefit Plans for information regarding the ESPP.

Share-based compensation expense qualifying for capitalization was insignificant for each of the Company’s fiscal years ended February 28, 2018, February 28, 2017 and February 29, 2016. Accordingly, no share-based compensation expense was capitalized during these years.
The Company recognizes share-based award forfeitures only as they occur rather than estimating by applying a forfeiture rate. During the fiscal year ended February 29, 2016, an estimated forfeiture rate of 10% per annum, which approximated the Company’s historical rate, was applied to options and service-based share awards. Awards were adjusted to actual forfeiture rates at vesting.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock options
The total share-based compensation expense related to stock options recognized in the Consolidated Financial Statements was as follows (in thousands):

	Fiscal Years Ended
	February 28, 2018	February 28, 2017	February 29, 2016
Share-based compensation expense—stock options	$2,302	$4,813	$4,918
As of February 28, 2018, the Company had 76,214 stock options outstanding with a weighted average remaining contractual life of 4.4 years and a weighted average exercise price of $29.45. The number of stock options exercisable as of February 28, 2018 was 54,155 with a weighted average share price of $26.65.
The intrinsic value of stock options exercised was as follows (in thousands):

	Fiscal Years Ended
	February 28, 2018	February 28, 2017	February 29, 2016
Total intrinsic value of stock options exercised	$7,849	$7,928	$9,103
As of February 28, 2018, compensation cost related to unvested stock options not yet recognized in the Company’s Consolidated Financial Statements totaled $0.9 million. The weighted average period over which these unvested stock options are expected to be recognized is approximately 1.5 years.
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
The total share-based compensation expense related to service-based share awards recognized in the Company’s Consolidated Financial Statements was as follows (in thousands):

	Fiscal Years Ended
	February 28, 2018	February 28, 2017	February 29, 2016
Share-based compensation expense—service-based awards	$139,721	$147,843	$124,904

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity for the Company’s service-based share awards:

	Nonvested Shares and Share Units	Weighted Average Per Share Grant Date Fair Value
Service-based share awards at February 28, 2015	6,378,719	$51.49
Granted	2,108,639	76.45
Vested	(2,047,169)	50.78
Forfeited	(265,315)	56.21
Service-based share awards at February 29, 2016	6,174,874	$60.05
Granted	2,212,006	75.62
Vested	(2,409,518)	57.42
Forfeited	(313,162)	64.36
Service-based share awards at February 28, 2017	5,664,200	$67.01
Granted	1,792,655	102.33
Vested	(2,345,193)	61.93
Forfeited	(322,677)	75.36
Service-based share awards at February 28, 2018	4,788,985	$82.16
The following summarizes the intrinsic value as of February 28, 2018 of the Company’s service-based awards outstanding:

	Number of Shares and Share Units	Weighted Average Remaining Vesting Period	Intrinsic Value at February 28, 2018 (in thousands)
Outstanding	4,788,985	2.7 years	$705,896
The intrinsic value of service-based awards vesting was as follows (in thousands):

	Fiscal Years Ended
	February 28, 2018	February 28, 2017	February 29, 2016
Total intrinsic value of service-based awards vesting	$244,035	$181,691	$157,864
As of February 28, 2018, compensation cost related to service-based share awards not yet recognized in the Company’s Consolidated Financial Statements totaled $303.6 million. The weighted average period over which these nonvested awards are expected to be recognized is approximately 2.7 years.
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

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
In addition to the PSUs with the market condition described above, certain executives were awarded a total of 242,352 PSUs that pay out only if the Company’s total shareholder return increased by at least 50% within a three-year performance period beginning on August 6, 2014 (“TSR Hurdle PSUs”). If the performance goal was achieved during the performance period and the grantee’s business relationship with the Company had not ceased, 50% of the TSR Hurdle PSUs vested upon achievement of the performance goal and the remaining 50% of the TSR Hurdle PSUs vest on the last day of the four-year service period beginning on August 6, 2014. The TSR Hurdle PSUs’ performance goal was met during the fourth quarter of the fiscal year ended February 29, 2016.
The total share-based compensation expense related to performance-based share awards recognized in the Company’s Consolidated Financial Statements was as follows (in thousands):

	Fiscal Years Ended
	February 28, 2018	February 28, 2017	February 29, 2016
Share-based compensation expense—performance-based awards	$37,480	$34,865	$36,412
The following table summarizes the activity for the Company’s PSUs:

	Maximum (1)
	Shares Underlying Performance Share Units	Weighted Average Per Share Grant Date Fair Value
Outstanding at February 28, 2015	2,149,335	$51.01
Granted	628,596	77.87
Vested	(497,656)	52.41
Forfeited	(230,764)	52.29
Outstanding at February 29, 2016	2,049,511	$58.76
Granted	725,004	76.68
Vested	(492,518)	48.94
Forfeited	(346,102)	62.68
Outstanding at February 28, 2017	1,935,895	$67.27
Granted	523,520	87.99
Vested	(559,466)	57.96
Forfeited	(247,346)	53.85
Outstanding at February 28, 2018	1,652,603	$78.99
_______________

(1)
Vested and forfeited amounts represent the actual number of shares vesting and forfeited during the year. Outstanding amounts represent the remaining maximum potential shares available to vest as of the period ended.

The total intrinsic value of performance-based share awards vesting was as follows (in thousands):

	Fiscal Years Ended
	February 28, 2018	February 28, 2017	February 29, 2016
Total intrinsic value of performance-based awards vesting	$48,884	$36,768	$36,555

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of February 28, 2018, the number of shares subject to PSU awards expected to vest was 1.1 million shares. Compensation expense related to PSUs expected to vest but not yet recognized in the Consolidated Financial Statements totaled $28.9 million as of February 28, 2018. The weighted average period over which these awards are expected to be recognized is approximately 1.1 years.

NOTE 18—Employee Benefit Plans
Retirement plans
The Company provides retirement plans whereby participants may elect to contribute a portion of their annual compensation to the plans, after complying with certain limitations. The Company has the option to make contributions to the plans and contributed to the plans as follows (in thousands):

	Fiscal Years Ended
	February 28, 2018	February 28, 2017	February 29, 2016
Total contributions to employee benefit plans	$39,744	$32,839	$25,731
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
The Company reserved 5,000,000 common shares for issuance under the ESPP. Share-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the fiscal years ended February 28, 2018 and February 28, 2017 related to the ESPP totaled $12.7 million and $5.0 million, respectively.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19—Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at February 28, 2018 (in thousands):

	As of February 28, 2018	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money markets (1)	$334,665	$334,665	$—	$—
Interest-bearing deposits (1)	61,125	—	61,125	—
Available-for-sale securities (1):
Commercial paper	615,043	—	615,043	—
U.S. agency securities	308,267	—	308,267	—
Corporate securities	381,514	—	381,514	—
Equity securities	1,166	1,166	—	—
Foreign currency derivatives (2)	298	—	298	—
Liabilities:
Foreign currency derivatives (3)	(312)	—	(312)	—
Total	$1,701,766	$335,831	$1,365,935	$—
_______________

(1)
Included in Cash, cash equivalents and restricted cash, Investments in debt securities, short-term or Investments in debt securities, long-term in the Company’s Consolidated Balance Sheet at February 28, 2018 in addition to $771.2 million of cash.

(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet at February 28, 2018.

(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet at February 28, 2018.
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
_______________

(1)
Included in Cash, cash equivalents and restricted cash, Investments in debt securities, short-term or Investments in debt securities, long-term in the Company’s Consolidated Balance Sheet at February 28, 2017, in addition to $832.6 million of cash.

(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet at February 28, 2017.

(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet at February 28, 2017.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the Company’s investments measured at fair value as of February 28, 2018 (in thousands):

	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Balance Sheet Classification
					Cash Equivalent Marketable Securities	Investments in debt securities, short-term	Investments in debt securities, long-term
		Gains	Losses (1)
Money markets	$334,665	$—	$—	$334,665	$334,665	$—	$—
Interest-bearing deposits	61,125	—	—	61,125	—	61,125	—
Commercial paper	615,043	—	—	615,043	615,043	—	—
U.S. agency securities	312,537	—	(4,270)	308,267	—	93,175	215,092
Corporate securities	382,497	696	(1,679)	381,514	3,272	162,892	215,350
Equity securities	650	516	—	1,166	—	1,166	—
Total	$1,706,517	$1,212	$(5,949)	$1,701,780	$952,980	$318,358	$430,442
 _______________

(1)
As of February 28, 2018, there were $4.4 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer. The aggregate related fair value of investments with unrealized losses was $515.4 million.

The following table summarizes the stated maturities of the Company’s investment in available-for-sale securities (in thousands):

	As of February 28, 2018	Less than 1 Year	1-5 Years	More than 5 Years
Maturity of available-for-sale debt securities	$686,509	$256,067	$430,442	$—
The following table represents the Company’s investments measured at fair value as of February 28, 2017 (in thousands):

	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Balance Sheet Classification
					Cash Equivalent Marketable Securities	Investments in debt securities, short-term	Investments in debt securities, long-term
		Gains	Losses (1)
Money markets	$258,188	$—	$—	$258,188	$258,188	$—	$—
U.S. agency securities	329,617	37	(2,224)	327,430	—	27,593	299,837
Corporate securities	714,226	1,416	(649)	714,993	—	342,390	372,603
Total	$1,302,031	$1,453	$(2,873)	$1,300,611	$258,188	$369,983	$672,440
_______________

(1)
As of February 28, 2017, there were $0.6 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer. The aggregate related fair value of investments with unrealized losses was $605.9 million.

NOTE 20—Segment Reporting
The Company is organized primarily on the basis of three geographic business units: the Americas (U.S., Canada and Latin America), Europe, Middle East and Africa (“EMEA”) and Asia Pacific. These business units are aggregated into one reportable segment due to the similarity in nature of products and services provided, financial performance economic characteristics (e.g. revenue growth and gross margin), methods of production and distribution and customer classes (e.g., cloud service providers, distributors, reseller and enterprise).

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes revenue from unaffiliated customers; income (loss) from operations; total cash, cash equivalents and available-for-sale investment securities and total assets by geographic segment (in thousands):

	Americas	EMEA	Asia Pacific	Corporate (1)	Consolidated
	Fiscal Year Ended February 28, 2018
Revenue from unaffiliated customers	$1,858,004	$657,197	$405,260	$—	$2,920,461
Income (loss) from operations	$394,813	$152,899	$116,979	$(192,249)	$472,442
Total cash, cash equivalents, restricted cash and available-for-sale investment securities	$1,537,121	$521,978	$413,833	$—	$2,472,932
Total assets	$3,771,912	$1,045,214	$649,420	$—	$5,466,546

	Fiscal Year Ended February 28, 2017
Revenue from unaffiliated customers	$1,555,290	$515,642	$340,871	$—	$2,411,803
Income (loss) from operations	$318,244	$106,769	$99,762	$(192,530)	$332,245
Total cash, cash equivalents, restricted cash and available-for-sale investment securities	$1,100,827	$706,028	$326,376	$—	$2,133,231
Total assets	$2,974,734	$1,075,422	$485,029	$—	$4,535,185

	Fiscal Year Ended February 29, 2016
Revenue from unaffiliated customers	$1,354,345	$436,304	$261,581	$—	$2,052,230
Income (loss) from operations	$297,462	$93,373	$63,447	$(166,234)	$288,048
Total cash, cash equivalents, restricted cash and available-for-sale investment securities	$1,222,470	$540,584	$232,336	$—	$1,995,390
Total assets	$2,909,238	$871,475	$374,386	$—	$4,155,099
_______________

(1)	Amounts represent share-based compensation expense that was not allocated to geographic segments.
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

	Fiscal Years Ended
	February 28, 2018	February 28, 2017	February 29, 2016
United States, the Company’s country of domicile	$1,647,864	$1,400,228	$1,213,493
Foreign	1,272,597	1,011,575	838,737
Total revenue from unaffiliated customers	$2,920,461	$2,411,803	$2,052,230
There were no individual foreign countries in which the Company earned 10% or more of its revenue from unaffiliated customers.
Total tangible long-lived assets located in the United States, the Company’s country of domicile, and similar tangible long-lived assets held outside the U.S. are summarized in the following table (in thousands):

	February 28, 2018	February 28, 2017	February 29, 2016
United States, the Company’s country of domicile	$137,112	$133,492	$126,937
Foreign	68,993	56,137	39,949
Total tangible long-lived assets	$206,105	$189,629	$166,886

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental information about major customers
For the fiscal years ended February 28, 2018, February 28, 2017 and February 29, 2016, the U.S. government and its agencies represented in the aggregate approximately 10% of the Company’s total revenue.
Supplemental information about products and services
The following table provides further detail, by type, of the Company’s subscription and services revenues. Infrastructure-related offerings subscription revenue includes subscription revenue generated from Red Hat Enterprise Linux and related technologies such as Red Hat Satellite and Red Hat Virtualization. Subscription revenue generated from the Company’s Application Development-related and other emerging technology offerings includes Red Hat JBoss Middleware, Red Hat OpenShift, Red Hat Cloud Infrastructure, Red Hat OpenStack Platform, Red Hat Ansible Automation, Red Hat CloudForms, Red Hat Storage technologies and Red Hat Mobile Application Platform (in thousands):

	Fiscal Years Ended
	February 28, 2018	February 28, 2017	February 29, 2016
Subscription revenue:
Infrastructure-related offerings	$1,950,396	$1,696,443	$1,480,463
Application Development-related and other emerging technology offerings	623,782	439,337	322,986
Total subscription revenue	2,574,178	2,135,780	1,803,449
Training and services revenue:
Consulting services	265,677	207,959	190,870
Training	80,606	68,064	57,911
Total training and services revenue	346,283	276,023	248,781
Total revenue	$2,920,461	$2,411,803	$2,052,230

NOTE 21—Business Combinations
Acquisition of CoreOS, Inc.
On January 30, 2018, the Company completed the acquisition of all of the shares of CoreOS, Inc. (“CoreOS”). The addition of CoreOS, a provider of Kubernetes and container-native solutions, is expected to further enable the Company’s customers to build any application and deploy them in any environment with the flexibility afforded by open source. By combining CoreOS’s complementary capabilities with the Company’s Kubernetes and container-based portfolio, including Red Hat OpenShift, the Company aims to further accelerate adoption and development of its hybrid cloud platform for modern application workloads.
The consideration paid was $238.6 million in cash. Based on management’s provisional assessment of the acquisition-date fair value of the assets acquired and liabilities assumed, the total consideration transferred of $238.6 million was allocated to the Company’s assets and liabilities on a preliminary basis as follows: $163.2 million to goodwill, $76.9 million to identifiable intangible assets and $1.5 million to working capital as a net current liability.
Acquisition of Permabit Technology Corporation
On July 31, 2017, the Company acquired the assets and technology of Permabit Technology Corporation (“Permabit”), a provider of software for data deduplication, compression and thin provisioning technology. Adding Permabit’s data deduplication and compression capabilities to the Company’s Red Hat Enterprise Linux platform will better enable enterprise digital transformation through more efficient storage options.
During the three months ended February 28, 2018, the Company completed its assessment of the acquisition-date fair value of the assets acquired and liabilities assumed. The total consideration transferred of $49.8 million was allocated to the Company’s assets and liabilities as follows: $39.4 million to goodwill, $10.4 million to identifiable intangible assets and a nominal amount to working capital. The goodwill acquired is expected to be deductible for tax purposes.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Acquisition of 3scale, Inc.
On June 24, 2016, the Company completed its acquisition of all of the shares of 3scale, Inc. (“3scale”), a provider of application programming interface (“API”) management technology. By adding 3scale to its existing portfolio, including Red Hat JBoss Middleware, Red Hat OpenShift and Red Hat Mobile Application Platform, the Company strengthened its enablement of the API economy with simplified cloud integration and microservices-based architectures.
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
Transaction costs
The Company incurred transaction costs, including legal and accounting fees, relating to these acquisitions, which have been expensed as incurred and included in General and administrative expense on the Company’s Consolidated Statements of Operations. For the fiscal year ended February 28, 2018, transaction costs relating to the CoreOS, Permabit and Codenvy acquisitions totaled approximately $2.0 million; for the fiscal year ended February 28, 2017, transaction costs relating to the 3scale acquisition totaled approximately $1.8 million; and for the fiscal year ended February 29, 2016, transactions costs relating to the Ansible acquisition totaled approximately $3.9 million.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro forma consolidated financial information (unaudited)
The following unaudited pro forma consolidated financial information reflects the results of operations of the Company (in thousands, except per share amounts) as if the acquisitions of CoreOS, Permabit, Codenvy, 3scale and Ansible had occurred as of the beginning of the fiscal year prior to the fiscal year of acquisition, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisitions actually taken place at the beginning of the fiscal year prior to the fiscal year of acquisition.

	Fiscal Years Ended
	February 28, 2018	February 28, 2017	February 29, 2016
Revenue	$2,930,237	$2,419,418	$2,057,565
Net income	$231,808	$226,717	$188,825
Basic net income per common share	$1.31	$1.26	$1.03
Diluted net income per common share	$1.26	$1.24	$1.01
Goodwill and other business combinations
The Company completed its annual goodwill impairment tests for the fiscal years ended February 28, 2018, February 28, 2017 and February 29, 2016. No goodwill impairment was deemed to have occurred for any of the fiscal years. The following is a summary of goodwill (in thousands):

	February 28, 2018	February 28, 2017	February 29, 2016
Balance at beginning of year	$1,040,709	$1,027,277	$927,060
Acquisitions	228,451	16,923	102,260
Impact of foreign currency fluctuations	20,080	(3,636)	(3,493)
Other adjustments	(410)	145	1,450
Balance at end of year	$1,288,830	$1,040,709	$1,027,277
The excess of purchase price paid for CoreOS, Permabit, Codenvy and other acquisitions over the fair value of the net assets acquired was recognized as goodwill. Goodwill comprises the majority of the purchase price paid for each of the acquired businesses because these businesses were focused on emerging technologies such as development and operations automation, mobile technologies, cloud-enabling technologies and software-defined storage technologies, which consequently—at the time of acquisition—generated relatively little revenue. However, these acquired businesses, with their assembled, highly-specialized workforces and community of contributors, are expected to both expand the Company’s existing technology portfolio and advance the Company’s market position overall in open source solutions.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 22—Unaudited Quarterly Results
Below are unaudited condensed quarterly results (in thousands, except per share data):

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(Unaudited)
	Fiscal Year Ended February 28, 2018
Revenue:
Subscriptions	$683,276	$656,832	$637,562	$596,508
Training and services	89,056	91,146	85,793	80,288
Total revenue	$772,332	$747,978	$723,355	$676,796
Gross profit	$659,707	$636,219	$616,638	$576,100
Income from operations	$131,862	$118,413	$134,559	$87,608
Interest income	$5,024	$4,864	$4,612	$3,993
Interest expense	$6,223	$6,180	$6,081	$6,085
Other income (expense), net	$11,368	$(1,187)	$(1,260)	$(586)
Provision for income taxes (1)	$154,583	$14,604	$34,971	$11,740
Net (loss) income	$(12,552)	$101,306	$96,859	$73,190
Net (loss) income per common share (2):
Basic	$(0.07)	$0.57	$0.55	$0.41
Diluted	$(0.07)	$0.54	$0.53	$0.40
Weighted average shares outstanding:
Basic	177,034	177,063	177,257	177,243
Diluted	177,034	186,160	183,021	181,810

	Fiscal Year Ended February 28, 2017
Revenue:
Subscriptions	$559,588	$543,318	$531,209	$501,665
Training and services	69,252	71,942	68,595	66,234
Total revenue	$628,840	$615,260	$599,804	$567,899
Gross profit	$536,633	$524,807	$512,134	$483,851
Income from operations	$94,225	$80,773	$81,884	$75,363
Interest income	$3,754	$3,346	$3,391	$3,430
Interest expense	$6,002	$6,009	$5,924	$5,887
Other (expense) income, net	$(304)	$(1,392)	$85	$(553)
Provision for income taxes	$25,870	$8,775	$20,663	$11,169
Net income	$65,803	$67,943	$58,773	$61,184
Net income per common share (2):
Basic	$0.37	$0.38	$0.33	$0.34
Diluted	$0.36	$0.37	$0.32	$0.33
Weighted average shares outstanding:
Basic	177,802	179,233	180,322	181,168
Diluted	181,197	182,682	183,346	184,187
_______________

(1)	Provision for income taxes for the fourth quarter of the fiscal year ended February 28, 2018 included a charge of $122.7 million related to the Tax Act. See NOTE 10—Income Taxes.

(2)	EPS is computed independently for each of the quarters presented. Therefore, the sum of the quarterly EPS may not equal the reported annual EPS.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our accountants on accounting and financial disclosure matters.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the fiscal quarter ended February 28, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We intend to file with the SEC a definitive proxy statement with respect to our Annual Meeting of Stockholders to be held on August 9, 2018 (the “2018 Annual Meeting”). The information under the sections entitled “Governance” and “Other Matters” from the definitive proxy statement for the 2018 Annual Meeting, which is to be filed with the SEC not later than 120 days after the close of fiscal 2018 (the “2018 Proxy Statement”), is hereby incorporated by reference. Also see “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information under the sections entitled “Governance,” “Executive Compensation” and “Other Matters” from the 2018 Proxy Statement is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the sections entitled “Beneficial Ownership of Our Common Stock,” and “Other Matters” from the 2018 Proxy Statement is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the section entitled “Governance” from the 2018 Proxy Statement is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information under the section entitled “Audit Matters” from the 2018 Proxy Statement is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Report:
1.     Financial Statements:
2.     Financial Statement Schedules:
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.
3.     Exhibits:

			Incorporated by Reference
Exhibit No.	Exhibit Description	Provided Herewith	Form	File No.	Exhibit	Filing Date

3.1	Fourth Amended and Restated Certificate of Incorporation of Red Hat, Inc.		8-K	001-33162	3.3	August 13, 2013

3.2	Amended and Restated By-Laws of Red Hat, Inc.		10-Q	001-33162	3.1	October 7, 2015

4.1	Specimen certificate representing the common stock of the registrant		S-1/A	333-80051	4.1	July 19, 1999

4.2	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-Laws of the registrant defining the rights of holders of common stock of the registrant

4.3	Indenture (including form of Note) with respect to Red Hat’s 0.25% Convertible Senior Notes due 2019, dated as of October 7, 2014, between Red Hat, Inc. and U.S. Bank National Association, as trustee		8-K	001-33162	4.1	October 7, 2014

10.1*	Red Hat, Inc. 2004 Long-Term Incentive Plan, as amended and restated effective August 14, 2008		10-K	001-33162	10.5	April 24, 2014

10.2*	Form of Indemnification Agreement		10-K	001-33162	10.10	April 25, 2012

10.3*	Letter Agreement dated May 10, 2012, between Red Hat, Inc. and Arun Oberoi		10-Q	001-33162	10.3	July 6, 2012

10.4*	Senior Management Change in Control Severance Policy		10-K	001-33162	10.14	April 25, 2012

10.5*	Executive Variable Compensation Plan		10-K	001-33162	10.15	April 25, 2013

10.6*	Executive Employment Agreement, dated December 19, 2007, between Red Hat, Inc. and James M. Whitehurst		10-K	001-33162	10.18	April 25, 2013

10.7*	Form of Director Deferred Stock Unit Agreement (Vested) adopted June 19, 2008		10-K	001-33162	10.12	April 24, 2014

10.8*	Form of Director Deferred Stock Unit Agreement (With Vesting) adopted June 19, 2008		10-K	001-33162	10.13	April 24, 2014

			Incorporated by Reference
Exhibit No.	Exhibit Description	Provided Herewith	Form	File No.	Exhibit	Filing Date
10.9*	Form of Director Restricted Stock Agreement adopted June 19, 2008		10-K	001-33162	10.14	April 24, 2014

10.10*	Senior Management Severance Plan		10-K	001-33162	10.15	April 24, 2014

10.11*	Form of Executive Agreement by and between Red Hat, Inc. and each participant in the registrant’s Senior Management Severance Plan		10-K	001-33162	10.16	April 24, 2014

10.12*	Letter Agreement dated December 23, 2008 between Red Hat, Inc. and James M. Whitehurst amending the Executive Employment Agreement between the parties dated December 19, 2007		10-K	001-33162	10.17	April 24, 2014

10.13*	Employee Inventions Assignment and Restrictive Obligations Agreement dated January 1, 2008 between Red Hat, Inc. and James M. Whitehurst		10-K	001-33162	10.18	April 24, 2014

10.14*	Clawback Policy of Red Hat, Inc. adopted May 13, 2009		10-K	001-33162	10.16	April 28, 2015

10.15*	Red Hat, Inc. Stock Ownership Policy for Directors and Senior Executives, amended and restated as of September 20, 2016		8-K	001-33162	99.1	September 26, 2016

10.16*	Form of Restricted Stock Unit Agreement (Non-Executive Participants) adopted August 11, 2010		10-Q	001-33162	10.1	October 8, 2010

10.17*	Current Executive Base Salaries		8-K	001-33162	99.1	May 24, 2016

10.18*	Target Award Percentages under Red Hat, Inc.’s Executive Variable Compensation Plan for the Fiscal Year Ending February 28, 2017		8-K	001-33162	99.2	May 24, 2016

10.19*	Peer Group for PSUs Granted in FY 2015		8-K	001-33162	99.2	May 27, 2014

10.20*	Peer Group for PSUs Granted in FY 2016		8-K	001-33162	99.2	May 22, 2015

10.21*	Peer Group for PSUs Granted in FY 2017		8-K	001-33162	99.3	May 24, 2016

10.22*	Red Hat, Inc. 2011 Performance Compensation Plan		8-K	001-33162	10.1	August 16, 2011

10.23	Sublease Agreement, dated as of December 27, 2011, by and between Carolina Power & Light Company, a North Carolina corporation, d/b/a Progress Energy Carolinas, Inc. and Red Hat, Inc.		10-K	001-33162	10.44	April 25, 2012

10.24*	Red Hat, Inc. 2010 Non-Employee Director Compensation Plan, as amended and restated effective January 1, 2013		10-K	001-33162	10.34	April 24, 2014

10.25*	Red Hat, Inc. 2004 Long-Term Incentive Plan, as amended and restated effective August 9, 2012		10-Q	001-33162	10.1	October 5, 2012

10.26*	Form of Operating Performance Share Unit Agreement adopted May 22, 2013		8-K	001-33162	99.2	May 29, 2013

10.27*	Form of Total Stockholder Return Performance Share Unit Agreement adopted May 22, 2013		8-K	001-33162	99.3	May 29, 2013

10.28*	Form of 162(m) Restricted Stock Agreement adopted May 22, 2013		8-K	001-33162	99.5	May 29, 2013

10.29*	TSR Hurdle Performance Share Units Granted to Certain Named Executive Officers on August 6, 2014		8-K	001-33162	99.1	August 12, 2014

10.30*	Form of Performance Share Unit Agreement (TSR Hurdle Form) adopted August 6, 2014		10-Q	001-33162	10.2	September 29, 2014

10.31	Form of Call Option Confirmation between Red Hat, Inc. and each Option Counterparty		8-K	001-33162	10.1	October 7, 2014

10.32	Form of Warrant Confirmation between Red Hat, Inc. and each Option Counterparty		8-K	001-33162	10.2	October 7, 2014

			Incorporated by Reference
Exhibit No.	Exhibit Description	Provided Herewith	Form	File No.	Exhibit	Filing Date
10.33	Master Confirmation between Goldman, Sachs & Co. and Red Hat, Inc., dated October 2, 2014		8-K	001-33162	10.3	October 7, 2014

10.34	Supplemental Confirmation between Goldman, Sachs & Co. and Red Hat, Inc., dated October 2, 2014		8-K	001-33162	10.4	October 7, 2014

10.35*	Policy on Gross-up Payments for Excise Taxes Payable under Section 4999		10-K	001-33162	10.44	April 28, 2015

10.36*	Red Hat, Inc. 2016 Performance Compensation Plan		8-K	001-33162	10.1	August 16, 2016

10.37*	Red Hat, Inc. 2016 Employee Stock Purchase Plan		8-K	001-33162	10.2	August 16, 2016

10.38*	Offer Letter dated November 2, 2015 between Eric R. Shander and Red Hat, Inc.		10-K	001-33162	10.45	April 26, 2017

10.39*	U.S. Employee Agreement, dated November 24, 2015, between Eric R. Shander and Red Hat, Inc.		10-K	001-33162	10.46	April 26, 2017

10.40*	Designated U.S. Manager Severance Plan		10-K	001-33162	10.47	April 26, 2017

10.41*	Letter Agreement dated January 20, 2017 between Eric R. Shander and Red Hat, Inc.		10-K	001-33162	10.48	April 26, 2017

10.42*	Executive Base Salaries and Target Award Amounts under Red Hat, Inc.’s Executive Variable Compensation Plan for the Fiscal Year Ending February 28, 2018		8-K	001-33162	99.1	May 23, 2017

10.43*	Form of Operating Performance Share Unit Agreement adopted March 22, 2017		8-K	001-33162	99.2	May 23, 2017

10.44*	Form of Total Stockholder Return Performance Share Unit Agreement adopted March 22, 2017		8-K	001-33162	99.3	May 23, 2017

10.45*	Peer Group for PSUs Granted in FY2018		8-K	001-33162	99.4	May 23, 2017

10.46*	Form of 162(m) Restricted Stock Agreement adopted March 22, 2017		8-K	001-33162	99.5	May 23, 2017

10.47*	Form of Director Restricted Stock Agreement adopted March 22, 2017		10-Q	001-33162	10.6	July 6, 2017

10.48*	Form of Director Deferred Stock Unit Agreement (With Vesting) adopted March 22, 2017		10-Q	001-33162	10.7	July 6, 2017

10.49*	Form of Director Deferred Stock Unit Agreement (Vested) adopted March 22, 2017		10-Q	001-33162	10.8	July 6, 2017

10.50*	Form of Restricted Stock Unit Agreement (Non-Executive Participants) adopted March 22, 2017		10-Q	001-33162	10.9	July 6, 2017

10.51*	Non-Employee Director Compensation Plan (effective January 1, 2018)	X

21.1	Subsidiaries of Red Hat, Inc.	X

23.1	Consent of PricewaterhouseCoopers LLP	X

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
		X

32.1	Certification of the registrant’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350	X

101.INS	XBRL Instance Document	X

Incorporated by Reference
Exhibit No.	Exhibit Description	Provided Herewith	Form	File No.	Exhibit	Filing Date
101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

*	Indicates a management contract or compensatory plan, contract or arrangement.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

By:	/S/ JAMES M. WHITEHURST
James M. Whitehurst President and Chief Executive Officer
Date: April 26, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JAMES M. WHITEHURST	President, Chief Executive Officer and Director (principal executive officer)	April 26, 2018
James M. Whitehurst

/S/ ERIC R. SHANDER	Executive Vice President, Chief Financial Officer (principal financial officer and principal accounting officer)	April 26, 2018
Eric R. Shander

/S/ SOHAIB ABBASI	Director	April 26, 2018
Sohaib Abbasi

/S/ W. STEVE ALBRECHT	Director	April 26, 2018
W. Steve Albrecht

/S/ CHARLENE T. BEGLEY	Director	April 26, 2018
Charlene T. Begley

/S/ NARENDRA K. GUPTA	Chair of the Board of Directors	April 26, 2018
Narendra K. Gupta

/S/ KIMBERLY L. HAMMONDS	Director	April 26, 2018
Kimberly L. Hammonds

/S/ WILLIAM S. KAISER	Director	April 26, 2018
William S. Kaiser

/S/ DONALD H. LIVINGSTONE	Director	April 26, 2018
Donald H. Livingstone