Form 10-Q
period 2018-05-31
RED HAT INC
filed 2018-07-09
CIK 1087423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2018
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
As of July 3, 2018, there were 177,373,891 shares of common stock outstanding.

RED HAT, INC.

		Page
CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS		3

	PART I FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS
	Consolidated Balance Sheets at May 31, 2018 (unaudited) and February 28, 2018 (derived from audited financial statements)	4
	Consolidated Statements of Operations for the three months ended May 31, 2018 (unaudited) and 2017 (unaudited)	5
	Consolidated Statements of Comprehensive Income for the three months ended May 31, 2018 (unaudited) and 2017 (unaudited)	6
	Consolidated Statements of Cash Flows for the three months ended May 31, 2018 (unaudited) and 2017 (unaudited)	7
	Notes to Consolidated Financial Statements (unaudited)	8
	NOTE 1—Company
	NOTE 2—Summary of Significant Accounting Policies
	NOTE 3—Accounts Receivable
	NOTE 4—Identifiable Intangible Assets
	NOTE 5—Deferred Selling Costs
	NOTE 6—Derivative Instruments
	NOTE 7—Income Taxes
	NOTE 8—Convertible Notes
	NOTE 9—Commitments and Contingencies
	NOTE 10—Legal Proceedings
	NOTE 11—Stockholders’ Equity
	NOTE 12—Deferred Revenue and Performance Obligations
	NOTE 13—Earnings Per Share
	NOTE 14—Share-based Awards
	NOTE 15—Assets and Liabilities Measured at Fair Value on a Recurring Basis
	NOTE 16—Segment Reporting
	NOTE 17—Business Combinations
	NOTE 18—Subsequent Events

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	30
ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	44
ITEM 4:	CONTROLS AND PROCEDURES	46

	PART II OTHER INFORMATION
ITEM 1:	LEGAL PROCEEDINGS	47
ITEM 1A:	RISK FACTORS	47
ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	68
ITEM 6:	EXHIBITS	69

SIGNATURES		70

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

PART I

ITEM 1.	FINANCIAL STATEMENTS

RED HAT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands—except share and per share amounts)

	May 31, 2018 (Unaudited)	February 28, 2018 (1)
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$1,768,480	$1,724,132
Investments in debt and equity securities, short-term	329,872	318,358
Accounts receivable, net of allowances for doubtful accounts of $2,566 and $2,167, respectively	498,964	806,744
Prepaid expenses	247,175	267,197
Other current assets	61,123	25,666
Total current assets	2,905,614	3,142,097
Property and equipment, net of accumulated depreciation and amortization of $281,523 and $269,429, respectively	196,653	206,105
Goodwill	1,278,708	1,288,830
Identifiable intangibles, net	220,176	224,953
Investments in debt securities, long-term	428,777	430,442
Deferred tax assets, net	82,826	92,606
Other assets, net	78,807	89,460
Total assets	$5,191,561	$5,474,493
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$359,706	$427,139
Deferred revenue, short-term	1,721,300	1,853,719
Other current obligations	685	843
Convertible notes	194,544	23,806
Total current liabilities	2,276,235	2,305,507
Deferred revenue, long-term	723,207	741,453
Convertible notes	554,503	744,194
Other long-term obligations	205,672	205,215
Commitments and contingencies (NOTES 9 and 10)
Stockholders’ equity:
Preferred stock, $0.0001 per share par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 per share par value, 300,000,000 shares authorized, 239,779,276 and 238,688,708 shares issued, and 177,472,140 and 177,073,904 shares outstanding, respectively	24	24
Additional paid-in capital	2,399,925	2,416,080
Retained earnings	1,733,270	1,619,688
Treasury stock, at cost, 62,307,136 and 61,614,804 shares, respectively	(2,657,774)	(2,525,072)
Accumulated other comprehensive loss	(43,501)	(32,596)
Total stockholders’ equity	1,431,944	1,478,124
Total liabilities and stockholders’ equity	$5,191,561	$5,474,493

____________________

(1)
Derived from audited financial statements except for line items adjusted by the retrospective application of ASC 606. See NOTE 2—Summary of Significant Accounting Policies for detailed information on adoption of ASC 606.

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands—except per share amounts)
(Unaudited)

	Three Months Ended
	May 31, 2018	May 31, 2017 (1)
Revenue:
Subscriptions	$711,521	$596,508
Training and services	102,009	80,288
Total revenue	813,530	676,796
Cost of revenue:
Subscriptions	52,173	43,633
Training and services	70,526	57,063
Total cost of revenue	122,699	100,696
Gross profit	690,831	576,100
Operating expense:
Sales and marketing	348,815	294,323
Research and development	166,506	137,163
General and administrative	63,354	54,870
Total operating expense	578,675	486,356
Income from operations	112,156	89,744
Interest income	7,834	3,993
Interest expense	6,319	6,085
Other expense, net	(2,194)	(586)
Income before provision for income taxes	111,477	87,066
(Benefit) provision for income taxes	(1,713)	11,752
Net income	$113,190	$75,314
Net income per share:
Basic	$0.64	$0.42
Diluted	$0.59	$0.41
Weighted average shares outstanding:
Basic	177,302	177,243
Diluted	190,739	181,810
____________________

(1)	As adjusted to reflect the impact of the retrospective application of ASC 606. See NOTE 2—Summary of Significant Accounting Policies for detailed information on adoption of ASC 606.

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended
	May 31, 2018	May 31, 2017 (1)
Net income	$113,190	$75,314
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(10,831)	22,670
Available-for-sale securities:
Unrealized gain on available-for-sale securities during the period	38	164
Reclassification for gain realized on available-for-sale securities, reported in Other expense, net	(128)	—
Tax benefit (expense)	16	(222)
Net change in available-for-sale securities (net of tax)	(74)	(58)
Total other comprehensive (loss) income	(10,905)	22,612
Comprehensive income	$102,285	$97,926
____________________

(1)	As adjusted to reflect the impact of the retrospective application of ASC 606. See NOTE 2—Summary of Significant Accounting Policies for detailed information on adoption of ASC 606.

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	May 31, 2018	May 31, 2017 (1)
Cash flows from operating activities:
Net income	$113,190	$75,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,054	21,817
Amortization of debt discount and transaction costs	5,838	5,540
Deferred income taxes	(3,395)	7,917
Share-based compensation expense	46,005	43,718
Net amortization of bond premium on debt securities available for sale	743	2,436
Other	1,097	961
Changes in operating assets and liabilities:
Accounts receivable	299,439	208,761
Other receivables	(35,160)	(19,397)
Prepaid expenses	25,382	12,024
Accounts payable and accrued expenses	(28,642)	(55,326)
Deferred revenue	(104,592)	(45,717)
Other	(800)	(176)
Net cash provided by operating activities	346,159	257,872
Cash flows from investing activities:
Purchase of investment in debt securities available for sale	(108,336)	(149,524)
Proceeds from maturities of investment in debt securities available for sale	87,004	112,041
Proceeds from sales of investment in debt securities available for sale	525	14,324
Proceeds from sales of strategic equity investments	1,300	—
Purchase of developed software and other intangible assets	(2,866)	(1,774)
Purchase of property and equipment	(12,963)	(25,900)
Other	(986)	—
Net cash used in investing activities	(36,322)	(50,833)
Cash flows from financing activities:
Proceeds from exercise of common stock options	875	2,968
Proceeds from employee stock purchase program	15,262	11,761
Payments related to net settlement of share-based compensation awards	(77,094)	(41,010)
Purchase of treasury stock	(150,019)	(61,987)
Payments on other borrowings	(299)	(443)
Repayments of convertible notes	(25,953)	—
Net cash used in financing activities	(237,228)	(88,711)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(28,261)	21,321
Net increase in cash, cash equivalents and restricted cash	44,348	139,649
Cash, cash equivalents and restricted cash at beginning of the period	1,724,132	1,090,808
Cash, cash equivalents and restricted cash at end of the period	$1,768,480	$1,230,457
Restricted cash included in cash, cash equivalents and restricted cash	$1,137	$3,112
____________________

(1)	As adjusted to reflect the impact of the retrospective application of ASC 606. See NOTE 2—Summary of Significant Accounting Policies for detailed information on adoption of ASC 606.

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
Open source software is an alternative to proprietary software and represents a different model for the development and licensing of commercial software code than that typically used for proprietary software. Because open source software code, generally, is freely shared, there are customarily no licensing fees for the use of open source software. Therefore, the Company does not recognize revenue from the licensing of the code itself. The Company provides value to its customers through the development, aggregation, integration, testing, certification, delivery, maintenance, enhancement and support of its Red Hat technologies, and by providing a level of performance, scalability, flexibility, reliability and security for the technologies the Company packages and distributes. Moreover, because communities of developers not employed by the Company assist with the creation of the Company’s open source offerings, opportunities for further innovation of the Company’s offerings are supplemented by these communities.
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
NOTE 2—Summary of Significant Accounting Policies
Basis of presentation
The unaudited interim consolidated financial statements as of and for the three months ended May 31, 2018 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement of the consolidated balance sheets, consolidated operating results, consolidated other comprehensive income and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). Operating results for the three months ended May 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2019. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. These unaudited financial statements should be read in conjunction with the Company’s Consolidated Financial Statements, including notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2018. Other than the accounting pronouncement adopted during the three months ended May 31, 2018 related to accounting for revenue from contracts with customers as described below, there have been no changes to the Company’s significant accounting policies from those described in NOTE 2—Summary of Significant Accounting Policies to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2018.
The Company adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers, now commonly referred to as Accounting Standards Codification Topic 606 (“ASC 606”), effective March 1, 2018, using the full retrospective transition method. All amounts and disclosures set forth in this Form 10-Q have been updated to comply with the new standard and such information is designated “as adjusted.”
Certain amounts for the three months ended May 31, 2017 have been reclassified to conform to the current period presentation.
The Company’s fiscal year ends on the last day of February, and the Company identifies fiscal years by the calendar years in which they end. For example, the fiscal year ending February 28, 2019 is referred to as “fiscal 2019.”
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
Revenue recognition
The Company derives its revenues from subscription contracts and training and service contracts. Revenue is recognized when performance obligations, as stipulated in the contracts, are transferred to a customer for an amount that reflects the consideration the Company expects to receive in exchange for those subscription contracts and training and service contracts.
The Company applies the following five steps to recognize revenue:
1)    Identify the contract with a customer. The Company determines that it has a contract with a customer when the contract is approved, the party’s rights regarding the products and services to be transferred can be identified, the payment terms for the products and services are identified, the customer’s ability and intent to pay can be determined, and the contract has commercial substance. Judgment is used to assess the customer’s ability and intent to pay, which is based upon factors including the customer’s historical payment experience or credit and financial information pertaining to the customer.
2)    Identify the performance obligations in the contract. The Company’s performance obligations are identified based on the products and services that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract and consist of (i) subscription offerings, including non-proprietary open-source software code delivered to the customer, software support subscriptions delivered to the customer, software support subscriptions embedded in partner products and learning subscriptions and (ii) training and services, including professional services sold at a fixed fee, professional services sold on a time-and-material-basis, training courses or units, and consulting units. In limited cases, the option to purchase additional subscription offerings or training and services may be offered at a price representing a material right. In such cases, the option to purchase is considered a distinct performance obligation.
3)     Determine the transaction price. The Company determines transaction price based on the consideration expected to be received in exchange for transferring certain performance obligations to the customer. In determining the transaction price, variable consideration, if any, would be considered if, in management’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.
The Company’s contracts do not contain significant financing components. Specifically, the Company does not typically extend customer payment terms beyond a standard 30- to 60-day term and as a result the Company has elected the one-year-or-less safe harbor expedient and does not impute any interest.
The Company has elected to exclude all taxes from the transaction price (e.g. sales, use, value-added, etc). Revenue is recognized net of such taxes.
4)     Allocate the transaction price to performance obligations in the contract. When a contract contains a single performance obligation, the entire transaction price is allocated to that one performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”). The Company typically determines SSP based on the observable price when the Company sells the subscriptions or training and services separately, taking into consideration the geographical region of the customer, type of offering and sales channel. In instances where SSP is not directly observable, the Company determines SSP either from the renewal rate paid for the performance obligation to the extent it is the same rate as stipulated in the initial customer contract or by using the expected-cost-plus-margin approach.
5)     Recognize revenue when or as the performance obligation is satisfied. Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised subscription offerings and training and services to a customer. For each performance obligation, a determination is made as to whether the control is transferred over time or at a point in time. For performance obligations satisfied over time, a method to measure progress toward complete satisfaction is selected, based upon the most faithful depiction of performance. The selected method for each performance obligation type is applied consistently to similar contracts.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Subscription revenue
Subscription revenue is comprised of direct and indirect sales of subscriptions relating to Red Hat technologies. Accounts receivable and deferred revenue are recorded at the time a customer enters into a binding and non-cancellable subscription agreement for the purchase of a subscription, subscription services are made available to the customer and the customer is billed. The deferred revenue amount is recognized as revenue ratably over the subscription period. Red Hat technologies are generally offered with either one- or three-year base subscription periods; the majority of the Company’s subscriptions have one-year terms. Under these subscription agreements, renewal rates are generally specified for one or three-year renewal terms. Subscriptions generally entitle the end user to the technology itself and post-contract customer support, generally consisting of varying levels of support services as well as access to security updates, fixes, functionality enhancements, upgrades to the technologies, each on an if and when available basis, and compatibility with an ecosystem of certified hardware and software, during the term of the subscription. The Company sells its offerings through two principal channels: (1) direct, which includes sales by the Company’s sales force as well as web store sales, and (2) indirect, which includes certified cloud and service providers (“CCSPs”), distributors, original equipment manufacturers (“OEMs”), systems integrators and value added resellers.
The Company recognizes revenue from the sale of Red Hat technologies ratably over the period of the subscription beginning on the commencement date of the subscription agreement. The Company has determined that the delivery of software code underlying the subscription is a distinct performance obligation as it is both capable of being distinct and is distinct within the context of a customer contract. The Company uses a non-proprietary open-source development and licensing model to provide its software technologies to customers and therefore the amount of transaction price allocated to the underlying software code is negligible. The Company derives a portion of its revenue from CCSPs that provide public clouds with, and allow users to consume, computing resources as a service. The Company earns revenue based on subscription units consumed by the CCSP or its end users. The Company uses its historical cloud-usage data to estimate the amount of revenue earned and recognized each month and adjusts to actual amounts earned upon receipt of usage reports from the CCSPs in the following month. The differences between actual amounts earned and estimates made have generally been insignificant.
Training and services revenue
Training and services revenue is comprised of revenue for consulting, engineering and customer training courses or units and education services. Consulting services consist of time-based units or fixed-fee arrangements. For time-based arrangements, revenue is recognized over time as these services are performed and for fixed-fee arrangements, revenue is recognized based on the proportion of services performed. Engineering services represent revenue earned under fixed-fee arrangements with the Company’s OEM partners and other customers to provide for significant modification and customization of Red Hat technologies. The Company recognizes revenue for these fixed-fee engineering services based on a proportional performance basis using actual costs incurred to date over the estimated total projected costs along with a representative profit margin. A representative profit margin is determined based on analysis of a population of similar contracts by region. Revenue for customer training and education services is recognized on the dates the services are performed.
See NOTE 16—Segment Reporting for further information, including revenue by geographic area and significant product and service offerings.
Contract Balances
Timing of revenue recognition may differ from the timing of invoicing to customers. The Company records a receivable when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing. For multi-year arrangements, the Company will generally invoice customers upfront or annually at the beginning of each annual coverage period. See below for the accounting policy related to receivables and see NOTE 12—Deferred Revenue and Performance Obligations for further information on deferred revenue balances.
Accounts receivable and allowance for doubtful accounts
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience and other qualitative factors. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered. The Company does not have off-balance sheet credit exposure related to its customers. Unbilled receivables related to subscription and training and services contracts are included in accounts receivable.
See NOTE 3—Accounts Receivable for further information on accounts receivable balances.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Deferred selling costs
Deferred commissions are the incremental costs that are directly associated with non-cancellable subscription contracts with customers and consist of sales commissions and certain related fringe benefits earned by the Company’s sales force. The commissions are deferred and amortized on a straight-line basis over a period that approximates the subscription period. In determining the period that approximates the subscription period, the Company utilizes a portfolio approach that allows for the analysis of customer contracts with similar characteristics. The Company has determined that the effects on the financial statements of the portfolio approach would not differ materially from an individual customer contract analysis approach. The commission payments are paid in full subsequent to the month in which the customer’s service commences. The deferred commission amounts are recoverable through the future revenue streams under the non-cancellable customer contracts. In addition, the Company has the ability and intent under the commission plans with its sales force to recover commissions previously paid to its sales force in the event that customers breach the terms of their subscription agreements and do not fully pay for their subscription agreements.
See NOTE 5—Deferred Selling Costs for further information on deferred commissions and the related amortization of deferred commissions.
Recent accounting pronouncements
Accounting pronouncements adopted
In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The FASB issued ASU 2016-01 to require equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. Equity investments that do not have readily determinable fair values are allowed to be remeasured upon the occurrence of an observable price change or upon identification of an impairment. Along with ASU 2016-01, the Company evaluated the Accounting Standards Update 2018-03, Technical Corrections and Improvements to Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2018-03”), which was issued in February 2018, and Accounting Standards Update 2018-04, Investments—Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273 (“ASU 2018-04”), which was issued in March 2018. The Company adopted ASU 2016-01, ASU 2018-03 and ASU 2018-04 as of March 1, 2018. The adoption of these standards did not significantly impact the Company’s Consolidated Financial Statements.
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, now commonly referred to as Accounting Standards Codification Topic 606 (“ASC 606”). The FASB issued ASC 606 to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. ASC 606 requires the recognition of revenue when control of performance obligations as stipulated in the contracts, is transferred to a customer for an amount that reflects the consideration the entity expects to receive in exchange promised goods and services. The standard also includes Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, ASC 606 and Subtopic 340-40 are referred to as “ASC 606.”
The Company adopted ASC 606 as of March 1, 2018, utilizing the full retrospective method of transition, which requires a restatement of each prior reporting period presented. In adopting ASC 606, the Company used the practical expedient where the transaction price allocated to the remaining performance obligations before the date of the initial application is not disclosed. The Company implemented new policies, processes and systems to enable both the preparation of financial information and internal controls over financial reporting in connection with its adoption of ASC 606. The impact of adopting ASC 606 on the Company’s fiscal 2018 and fiscal 2017 revenue was not material. The primary impact of adopting the standard related to the deferral of incremental commission and other costs of obtaining contracts with customers. Previously, the Company deferred direct and incremental commission costs to obtain a contract and amortized those costs on a straight-line basis over a period that approximated the subscription period, and under ASC 606, the Company now also defers related fringe benefit costs.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Select adjusted unaudited financial statement information, which reflects the Company’s adoption of ASC 606, is set forth below.
Consolidated balance sheets (in thousands):

	February 28, 2018
	As Reported	Adjustments	As Adjusted
Prepaid expenses	$260,092	$7,105	$267,197
Deferred tax assets, net	$93,300	$(694)	$92,606
Other assets, net	$87,924	$1,536	$89,460
Accounts payable and accrued expenses	$427,086	$53	$427,139
Retained earnings	$1,611,794	$7,894	$1,619,688
Consolidated statements of operations (in thousands, except per share amounts):

	Three Months Ended May 31, 2017
	As Reported	Adjustments	As Adjusted
Operating expense:
Sales and marketing	$296,459	$(2,136)	$294,323
Net income	$73,190	$2,124	$75,314
Net income per share:
Basic	$0.41	$0.01	$0.42
Diluted	$0.40	$0.01	$0.41
The Company’s adoption of ASC 606 had no impact on net cash provided by or used in operating, investing or financing activities for any of the periods reported.
Accounting pronouncements being evaluated
In February 2018, the FASB issued Accounting Standards Update 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). The FASB issued ASU 2018-02 to give entities the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) to retained earnings. The guidance is effective for the Company as of the first quarter of its fiscal year ending February 28, 2020, with early adoption permitted. The Company is currently evaluating the impact that this updated standard will have on its consolidated financial statements.
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
The Company continues to assess the impact of ASU 2016-02, including for example, any potential changes to and investments in the Company’s policies, processes, systems and internal controls over financial reporting that may be required to comply with the new guidance related to identifying and measuring right-of-use assets and lease liabilities.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 3—Accounts Receivable
Accounts receivable are presented net of an allowance for doubtful accounts. Activity in the Company’s allowance for doubtful accounts is presented in the following table (in thousands):

As of	Balance at beginning of period	Charged to (recovery of) expense	Adjustments (1)	Balance at end of period
February 28, 2018	$2,791	172	(796)	$2,167
May 31, 2018	$2,167	562	(163)	$2,566
_______________

(1)	Represents foreign currency translation adjustments and amounts written-off as uncollectible accounts receivable.
Included in accounts receivable, net of allowance for doubtful accounts, are unbilled receivables of $28.6 million and $25.8 million as of May 31, 2018 and February 28, 2018, respectively.
As of May 31, 2018 and February 28, 2018, no individual customer accounted for 10% or more of the Company’s accounts receivable.
NOTE 4—Identifiable Intangible Assets
Identifiable intangible assets consist primarily of trademarks, copyrights and patents, purchased technologies, customer and reseller relationships and covenants not to compete, all of which are amortized over the estimated useful life, generally on a straight-line basis, with the exception of customer and reseller relationships, which are generally amortized over the greater of straight-line over the estimated useful life or the related asset’s pattern of economic benefit. Useful lives range from two to 10 years. As of May 31, 2018 and February 28, 2018, trademarks with an indefinite estimated useful life totaled $11.6 million and $12.0 million, respectively. The following is a summary of identifiable intangible assets (in thousands):

	May 31, 2018			February 28, 2018
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$169,385	$(73,732)	$95,653	$167,005	$(70,749)	$96,256
Purchased technologies	210,714	(98,336)	112,378	208,096	(93,748)	114,348
Customer and reseller relationships	105,665	(96,735)	8,930	106,076	(95,558)	10,518
Covenants not to compete	15,565	(14,300)	1,265	15,861	(14,324)	1,537
Other intangible assets	8,833	(6,883)	1,950	8,833	(6,539)	2,294
Total identifiable intangible assets	$510,162	$(289,986)	$220,176	$505,871	$(280,918)	$224,953
Amortization expense associated with identifiable intangible assets recognized in the Company’s Consolidated Financial Statements is summarized as follows (in thousands):

	Three Months Ended
	May 31, 2018	May 31, 2017
Cost of revenue	$6,485	$4,180
Sales and marketing	1,362	1,459
Research and development	34	34
General and administrative	2,373	1,826
Total amortization expense	$10,254	$7,499

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 5—Deferred Selling Costs
Deferred selling costs include commissions paid to the Company’s sales associates that are the incremental costs incurred to obtain contracts with customers. The commissions are deferred and amortized over a period to approximate the period of the subscription term. For further discussion on deferred commissions, see NOTE 2—Summary of Significant Accounting Policies. Current and non-current deferred commissions are included in Prepaid expenses and Other assets, respectively, on the Company’s Consolidated Balance Sheets and are as follows (in thousands):

	May 31, 2018	February 28, 2018 (1)
Deferred commissions, current	$181,901	$188,944
Deferred commissions, non-current	39,295	48,653
Total deferred commissions	$221,196	$237,597
____________________

(1)	As adjusted to reflect the impact of the retrospective application of ASC 606. See NOTE 2—Summary of Significant Accounting Policies for detailed information on adoption of ASC 606.
Amortization of deferred commissions is included in Sales and marketing expense on the Company’s Consolidated Statements of Operations. Amortization expense related to deferred commissions totaled $56.2 million and $44.1 million for the three months ended May 31, 2018 and May 31, 2017, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
NOTE 6—Derivative Instruments
The Company transacts business in various foreign countries and is, therefore, subject to risk of foreign currency exchange rate fluctuations. From time to time, the Company enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. All derivative instruments are recorded on the Consolidated Balance Sheets at their respective fair values. The Company has elected not to prepare and maintain the documentation required to qualify for hedge accounting treatment and, therefore, changes in fair value are recorded in the Consolidated Statements of Operations. See NOTE 15—Assets and Liabilities Measured at Fair Value on a Recurring Basis for information regarding the fair value hierarchy of derivative instruments.
The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows (in thousands):

	May 31, 2018			Classification of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended May 31, 2018
	Balance Sheet Classification	Fair Value	Notional Value
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$111	$21,554	Other expense, net	$289
Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	(790)	28,112	Other expense, net	(1,136)
Total		$(679)	$49,666		$(847)

	May 31, 2017			Classification of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended May 31, 2017
	Balance Sheet Classification	Fair Value	Notional Value
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$278	$18,901	Other expense, net	$605
Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	(137)	27,053	Other expense, net	(320)
Total		$141	$45,954		$285

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 7—Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was enacted into law. This new law includes significant changes to the U.S. corporate income tax system, including a permanent reduction in the corporate income tax rate from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, elimination of the domestic production activities deduction and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system.
In December 2017, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC Topic 740—Income Taxes (“ASC 740”). The Company has calculated as final its re-measurement of deferred taxes and uncertain tax positions. While the Company has substantially completed its provisional analysis of the income tax effects of the Tax Act and recorded a reasonable estimate of such effects, the Company regards as provisional the transition tax, withholding and other taxes on future repatriation of cash, and the accounting for compensation accruals. These provisional tax effects may differ during the measurement period, possibly materially, due to further refinement of the calculations, changes in interpretations and assumptions made, and additional guidance that may be issued by the Department of the U.S. Treasury, the Internal Revenue Service, and other regulatory and standard setting bodies. The Company will complete its analysis within fiscal 2019 consistent with the guidance provided in SAB 118, and any adjustments during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined. No such adjustments were included in income tax expense for the three months ended May 31, 2018.
The effective tax rate for the three months ended May 31, 2018 of (1.5)%, differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits from share-based compensation, research tax credits and the impact from the Tax Act. Tax expense for the three months ended May 31, 2018 included net discrete tax benefits of $26.8 million, primarily related to net excess tax benefits from share-based compensation.
For the three months ended May 31, 2017, the Company’s then-effective tax rate of 13.5% (1), differed from the U.S. federal statutory rate of 35% primarily due to excess tax benefits from share-based compensation, foreign income taxes at lower rates and research tax credits. Tax expense for the three months ended May 31, 2017 included net discrete tax benefits of $11.6 million, primarily related to net excess tax benefits from share-based compensation.
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
As of May 31, 2018, it is reasonably possible that total unrecognized tax benefits may be reduced by up to $0.1 million within the next 12 months primarily as a result of statutes of limitations expirations in various tax jurisdictions, all of which would affect the Company’s effective tax rate.
____________________

(1)	As adjusted to reflect the impact of the retrospective application of ASC 606. See NOTE 2—Summary of Significant Accounting Policies for detailed information on adoption of ASC 606.
NOTE 8—Convertible Notes
Convertible note offering
On October 7, 2014, the Company completed its offering of $805.0 million aggregate principal amount of the convertible notes. The convertible notes were sold in a private placement under a purchase agreement, dated as of October 1, 2014, entered into by and among the Company and the initial purchasers, for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. For additional information, see NOTE 11—Convertible Notes to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2018.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
At their option, holders may convert their convertible notes prior to the close of business on the business day immediately preceding April 1, 2019, only upon the occurrence of certain circumstances. For example, during any fiscal quarter commencing after the fiscal quarter ended on November 30, 2014 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price, the convertible notes become convertible at the holders’ option. The price of the Company’s common stock was greater than or equal to 130% of the conversion price, which is $95.43, for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of each of the fiscal quarters ended August 31, 2017 through May 31, 2018. Therefore, as of May 31, 2018, the convertible notes remain convertible at the holders’ option until August 31, 2018.
On and after April 1, 2019, holders may convert their convertible notes at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the convertible notes.
During the first quarter of the fiscal year ending February 28, 2019, the Company settled notices of conversion with respect to $26.0 million aggregate principal amount of the convertible notes and elected to settle such conversions by paying cash for the principal amount and issuing 185,252 shares of common stock for the excess conversion value. During the three months ended May 31, 2018, the Company recognized a loss on settled conversions of $0.3 million. Total settled conversions as of May 31, 2018 amounted to $26.0 million aggregate principal amount of the convertible notes. The Company expects to settle conversions of $202.3 million in principal amount of the convertible notes in the second quarter of the fiscal year ending February 28, 2019 by paying cash for the principal amount and issuing shares of common stock for the excess conversion value. The Company continues to receive conversion requests and as of July 6, 2018, such incremental requests totaled $45.3 million in principal amount of the convertible notes. The aggregate principal amount of the convertible notes remaining is expected to be $531.4 million after the expected conversion settlements as discussed above and the incremental conversion requests received as of July 6, 2018.
Based on the closing price of the Company’s common stock of $162.42 on the last trading day of the first quarter of the fiscal year ending February 28, 2019, the if-converted value of the convertible notes as of May 31, 2018 exceeded their principal amount by approximately $944.5 million.
The Company continues to classify the net carrying amount of the convertible notes as a long-term liability, except for $194.5 million, classified as current and expected to be cash-settled within the next fiscal quarter. The equity component of the convertible notes will continue to be classified as additional paid-in capital because the Company has the option to settle the principal amount in shares and the convertible notes’ maturity date is more than 12 months away. However, it is the Company’s intent to settle the principal amount of the convertible notes in cash.
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
In accounting for the issuance of the convertible notes, the Company separated the convertible notes into liability and equity components. The Company allocated the total transaction costs incurred to the liability and equity components based on their relative fair values. Issuance costs attributable to the liability component are being amortized to interest expense over the term of the convertible notes. The excess of the face value of the convertible notes as a whole over the carrying amount of the liability component (the “debt discount”) is being amortized to interest expense over the term of the convertible notes. The convertible notes consisted of the following (in thousands):

	May 31, 2018	February 28, 2018
Liability component:
Principal	$779,013	$804,966
Less: debt issuance costs	(3,864)	(4,695)
Less: debt discount	(26,102)	(32,271)
Net carrying amount	$749,047	$768,000
Equity component (1)	$96,051	$96,890
__________
(1) Recognized in the Consolidated Balance Sheets in Additional paid-in capital.
The following table includes total interest expense recognized related to the convertible notes (in thousands):

	Three Months Ended
	May 31, 2018	May 31, 2017
Coupon rate 0.25% per year, payable semiannually	$471	$503
Amortization of convertible note issuance costs — liability component	831	673
Accretion of debt discount	5,007	4,867
Total interest expense related to convertible notes	$6,309	$6,043
The fair value of the convertible notes, which was determined based on inputs that are observable in the market (Level 2), and the carrying value of convertible notes (the carrying value excludes the equity component of the convertible notes classified in equity) is as follows (in thousands):

	May 31, 2018
	Fair Value	Carrying Value
Convertible notes	$753,518	$749,047
Convertible note hedge transactions and warrant transactions
On October 1, 2014, the Company entered into convertible note hedge transactions and warrant transactions with certain of the initial purchasers of the convertible notes or their respective affiliates. In connection with the conversions of the convertible notes that settled in the first quarter of the fiscal year ending February 28, 2019, the Company exercised a portion of the options that are part of the convertible note hedge transactions for 185,239 shares of the Company’s common stock.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The convertible note hedge transactions are expected to offset, to the extent the Company’s common stock per share price does not exceed $101.65, the potential dilution with respect to shares of the Company’s common stock upon any conversion of the convertible notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted notes, as the case may be. To partially offset the $148.0 million cost of the convertible note hedge transactions, the Company issued warrants and received proceeds of $79.8 million. The number of shares of the Company’s common stock underlying the warrants total 10,965,630, the number of shares originally underlying the convertible notes and the convertible note hedge transactions. The combination of the convertible note hedge transactions and the warrant transactions effectively increases the initial conversion price of the convertible notes from $73.41 per share to $101.65 per share. As a result, the warrant transactions will have a dilutive effect with respect to the Company’s common stock to the extent that the market price per share of the Company’s common stock, as measured under the terms of the warrant transactions, exceeds the $101.65 strike price of the warrants. For the three months ended May 31, 2018, the warrants were included in the computation of diluted shares outstanding because the warrants’ exercise price was less than the average market price of the Company’s common stock during the related period. However, subject to certain conditions, the Company may elect to settle all of the warrants in cash.
NOTE 9—Commitments and Contingencies
Operating leases
As of May 31, 2018, the Company leased office space and certain equipment under various non-cancellable operating leases. Rent expense under operating leases for the three months ended May 31, 2018 and May 31, 2017 was $13.4 million and $12.5 million, respectively.
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
It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company’s obligations and the facts and circumstances involved in each particular agreement. The Company does not record a liability for claims related to indemnification unless the Company concludes that the likelihood of a material claim is probable and estimable. Payments pursuant to these indemnification claims during the three months ended May 31, 2018 and May 31, 2017 were, in the aggregate, immaterial.
NOTE 10—Legal Proceedings
The Company experiences routine litigation in the normal course of its business, including patent litigation. The Company presently believes that the outcome of this routine litigation will not have a material adverse effect on its financial position, results of operations or cash flows.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 11—Stockholders’ Equity
The following table summarizes the changes in the Company’s stockholders’ equity during the three months ended May 31, 2018 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings (1)	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at February 28, 2018	$24	$2,416,080	$1,619,688	$(2,525,072)	$(32,596)	$1,478,124
Net income	—	—	113,190	—	—	113,190
Other comprehensive loss, net of tax	—	—	—	—	(10,905)	(10,905)
Vest and exercise of share-based awards	—	875	—	—	—	875
Common stock repurchase	—	(17,175)	—	(132,844)	—	(150,019)
Share-based compensation expense	—	46,005	—	—	—	46,005
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(77,094)	—	—	—	(77,094)
Re-issuance of treasury stock under employee stock purchase plan	—	18,471	—	13,740	—	32,211
Convertible note conversions	—	(835)	—	—	—	(835)
Exercises of convertible note hedges	—	13,598	—	(13,598)	—	—
Cumulative-effect adjustment from adoption of ASU 2016-01		—	392	—	—	392
Balance at May 31, 2018	$24	$2,399,925	$1,733,270	$(2,657,774)	$(43,501)	$1,431,944
____________________

(1)	As adjusted to reflect the impact of the retrospective application of ASC 606. See NOTE 2—Summary of Significant Accounting Policies for detailed information on adoption of ASC 606.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes the changes in the Company’s stockholders’ equity during the three months ended May 31, 2017 (in thousands):

	Common Stock	Additional Paid-In Capital	Retained Earnings (1)	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at February 28, 2017	$24	$2,294,462	$1,357,837	$(2,311,805)	$(88,352)	$1,252,166
Net income	—	—	75,314	—	—	75,314
Other comprehensive income, net of tax	—	—	—	—	22,612	22,612
Vest and exercise of share-based awards	—	2,968	—	—	—	2,968
Common stock repurchase	—	—	—	(61,987)	—	(61,987)
Share-based compensation expense	—	43,718	—	—	—	43,718
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	(41,010)	—	—	—	(41,010)
Re-issuance of treasury stock under employee stock purchase plan	—	—	—	23,748	—	23,748
Other adjustments	—	(5,015)	—	—	—	(5,015)
Balance at May 31, 2017	$24	$2,295,123	$1,433,151	$(2,350,044)	$(65,740)	$1,312,514
____________________

(1)	As adjusted to reflect the impact of the retrospective application of ASC 606. See NOTE 2—Summary of Significant Accounting Policies for detailed information on adoption of ASC 606.
Share Repurchase Programs
On June 22, 2016, the Company announced that its Board of Directors authorized the repurchase of up to $1.0 billion of Red Hat’s common stock from time to time on the open market or in privately negotiated transactions. The program commenced on July 1, 2016, and expired on June 30, 2018.
During the three months ended May 31, 2018, the Company repurchased 948,638 shares of its common stock at an aggregate cost of $150.0 million under this repurchase program. These amounts are recognized in Treasury stock on the Company’s Consolidated Balance Sheets except for $17.2 million, representing 103,744 shares, recognized in Additional paid-in capital. The $17.2 million, representing 103,744 shares, will be reclassified to Treasury stock in the quarter ending August 31, 2018.
From its commencement on July 1, 2016 through May 31, 2018, the Company repurchased 8,167,871 shares of its common stock for $751.3 million under this program. As of May 31, 2018, the amount available under this program for the repurchase of the Company’s common stock was $248.7 million.
On June 21, 2018, the Company announced that its Board authorized a new repurchase program effective July 1, 2018, replacing the repurchase program described above that expired on June 30, 2018. See NOTE 18—Subsequent Events for additional information regarding the Company’s new share repurchase program.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Accumulated other comprehensive loss
Accumulated other comprehensive loss was comprised of the following (in thousands):

	May 31, 2018	February 28, 2018
Accumulated loss from foreign currency translation adjustment	$(40,510)	$(29,679)
Accumulated unrealized loss, net of tax, on available-for-sale securities	(2,991)	(2,917)
Accumulated other comprehensive loss	$(43,501)	$(32,596)
NOTE 12—Deferred Revenue and Performance Obligations
Activity in the Company’s deferred revenue accounts is presented in the following table (in thousands):

	February 28, 2018	Revenue recognized from opening balance	Deferred revenue, net (1)	May 31, 2018
Deferred revenue, short-term	$1,853,719	$(611,353)	$478,934	$1,721,300
Deferred revenue, long-term	741,453	—	(18,246)	723,207
Total deferred revenue	$2,595,172	$(611,353)	$460,688	$2,444,507
_______________

(1)	Includes revenue recognized from current period customer contracts and the impact from foreign currency exchange rate fluctuations.
As of May 31, 2018, the value of customer contracts allocated to performance obligations not yet satisfied, including $2.44 billion of total deferred revenue, was approximately $3.20 billion, of which approximately 60% is expected to be recognized as revenue within the next 12 months and the remainder thereafter.
In addition to the approximately $3.20 billion of customer contract value allocated to performance obligations not yet satisfied, as of May 31, 2018, the Company has offered customers options to purchase additional services at an agreed-upon price per hour that total approximately $122.8 million.
The summation of the customer contract value allocated to performance obligations not yet satisfied and the options to purchase additional services equals approximately $3.33 billion, which the Company considers as its total backlog.
NOTE 13—Earnings Per Share
The Company computes basic net income per common share by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of shares issuable upon the exercise of stock options, vesting of share-based awards, settlement of convertible notes, or exercise of warrants.
The following table reconciles the numerators and denominators of the earnings per share (“EPS”) calculation (in thousands, except per share amounts):

	Three Months Ended
	May 31, 2018	May 31, 2017 (1)
Net income, basic and diluted	$113,190	$75,314
Weighted average common shares outstanding	177,302	177,243
Incremental shares attributable to assumed vesting or exercise of outstanding equity award shares	3,833	2,974
Dilutive effect of convertible notes	5,686	1,593
Dilutive effect of warrants	3,918	—
Diluted shares	190,739	181,810
Diluted net income per share	$0.59	$0.41
____________________

(1)	As adjusted to reflect the impact of the retrospective application of ASC 606. See NOTE 2—Summary of Significant Accounting Policies for detailed information on adoption of ASC 606.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

With respect to the Company’s convertible notes, the Company has the option to pay cash or deliver, as the case may be, either cash, shares of its common stock or a combination of cash and shares of its common stock for the aggregate amount due upon conversion of the convertible notes. The Company’s intent is to settle the principal amount of the convertible notes in cash upon conversion. As a result, upon conversion of the convertible notes, only the amounts payable in excess of the principal amounts of the convertible notes are considered in diluted EPS under the treasury stock method. See NOTE 8—Convertible Notes for detailed information on the convertible notes.
Warrants to purchase 10,965,630 shares of the Company’s common stock at $101.65 per share were outstanding during the three months ended May 31, 2018 and May 31, 2017. For the three months ended May 31, 2018, the warrants were included in the computation of diluted EPS because the warrants’ exercise price was less than the average market price of the Company’s common stock during the related period.
The following share awards are not included in the computation of diluted EPS because the aggregate value of proceeds considered received upon either exercise or vesting was greater than the average market price of the Company’s common stock during the related periods and the effect of including such share awards in the computation would be anti-dilutive (in thousands):

	Three Months Ended
	May 31, 2018	May 31, 2017
Number of shares considered anti-dilutive for calculating diluted EPS	—	14
NOTE 14—Share-based Awards
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
The following summarizes share-based compensation expense recognized in the Company’s Consolidated Financial Statements (in thousands):

	Three Months Ended
	May 31, 2018	May 31, 2017
Cost of revenue	$5,128	$3,948
Sales and marketing	19,520	20,612
Research and development	14,782	13,447
General and administrative	6,575	5,711
Total share-based compensation expense (1)	$46,005	$43,718
__________

(1)
Total share-based compensation expense included $4.0 million and $2.9 million, respectively, of expense related to the Company’s employee stock purchase plan (“ESPP”) for the three months ended May 31, 2018 and May 31, 2017.

Share-based compensation expense qualifying for capitalization was insignificant for each of the three months ended May 31, 2018 and May 31, 2017. Accordingly, no share-based compensation expense was capitalized during these periods.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes the Company’s share-based awards granted, by type:

	Three Months Ended
	May 31, 2018			May 31, 2017
	Shares and Shares Underlying Awards		Weighted Average Per Share Award Fair Value	Shares and Shares Underlying Awards	Weighted Average Per Share Award Fair Value
Service-based shares and share units	669,450		$160.53	838,395	$86.17
Performance share units—target	173,014	(1)	$163.56	261,760	$87.99
Performance share awards	64,219	(2)	$163.56	104,362	$87.99
Total share-based awards	906,683		$161.32	1,204,517	$86.72
__________

(1)
Certain executives and senior management were awarded a target number of performance share units (“PSUs”). PSU grantees may earn up to 200% of the target number of PSUs. Half of the target number of PSUs can be earned by the grantees depending upon the Company’s financial performance measured against the financial performance of specified peer companies during a three-year performance period beginning on March 1, 2018. The remaining target number of PSUs can be earned by the grantees depending upon the Company’s total shareholder return performance measured against the total shareholder return performance of specified peer companies during a three-year period beginning on March 1, 2018.

(2)
Certain executives were granted restricted stock awards. These shares were awarded subject to the achievement of a specified dollar amount of revenue for the fiscal year ending February 28, 2019 (the “RSA Performance Goal”). If the Company fails to achieve the RSA Performance Goal then all such shares are forfeited. If the Company achieves the RSA Performance Goal then 25% of the restricted stock vests on or about July 16, 2019, and the remainder vests ratably on a quarterly basis over the course of the subsequent three-year period, provided that the grantee’s business relationship with the Company has not ceased.

NOTE 15—Assets and Liabilities Measured at Fair Value on a Recurring Basis
Fair value is defined as the exchange price that would be received for the purchase of an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for such asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value should maximize the use of observable inputs and minimize the use of unobservable inputs. To measure fair value, the Company uses the following fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable:
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

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at May 31, 2018 (in thousands):

	May 31, 2018	Level 1	Level 2	Level 3
Assets:
Money markets (1)	$349,062	$349,062	$—	$—
Interest-bearing deposits (1)	87,494	—	87,494	—
Available-for-sale securities (1):
Commercial paper	609,776	—	609,776	—
U.S. agency securities	303,837	—	303,837	—
Corporate securities	357,380	—	357,380	—
Foreign currency derivatives (2)	111	—	111	—
Liabilities:
Foreign currency derivatives (3)	(790)	—	(790)	—
Total	$1,706,870	$349,062	$1,357,808	$—
__________

(1)
Included in Cash, cash equivalents and restricted cash, Investments in debt and equity securities, short-term or Investments in debt securities, long-term in the Company’s Consolidated Balance Sheet at May 31, 2018, in addition to $819.6 million of cash.

(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet at May 31, 2018.

(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet at May 31, 2018.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at February 28, 2018 (in thousands):

	February 28, 2018	Level 1	Level 2	Level 3
Assets:
Money markets (1)	$334,665	$334,665	$—	$—
Interest-bearing deposits (1)	61,125	—	61,125	—
Available-for-sale securities (1):
Commercial paper	615,043	—	615,043	—
U.S. agency securities	308,267	—	308,267	—
Corporate securities	381,514	—	381,514	—
Equity securities	1,166	1,166	—	—
Foreign currency derivatives (2)	298	—	298	—
Liabilities:
Foreign currency derivatives (3)	(312)	—	(312)	—
Total	$1,701,766	$335,831	$1,365,935	$—
__________

(1)
Included in Cash, cash equivalents and restricted cash, Investments in debt and equity securities, short-term or Investments in debt securities, long-term in the Company’s Consolidated Balance Sheet at February 28, 2018, in addition to $771.2 million of cash.

(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet at February 28, 2018.

(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet at February 28, 2018.
The following table represents the Company’s investments measured at fair value as of May 31, 2018 (in thousands):

					Balance Sheet Classification
	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Cash Equivalent Marketable Securities	Investments in debt and equity securities, short-term	Investments in debt securities, long-term
		Gains	Losses (1)
Money markets	$349,062	$—	$—	$349,062	$349,062	$—	$—
Interest-bearing deposits	87,494	—	—	87,494	—	87,494	—
Commercial paper	609,776	—	—	609,776	599,838	9,938	—
U.S. agency securities	307,704	6	(3,873)	303,837	—	99,685	204,152
Corporate securities	358,340	540	(1,500)	357,380	—	132,755	224,625
Total	$1,712,376	$546	$(5,373)	$1,707,549	$948,900	$329,872	$428,777
__________

(1)
As of May 31, 2018, there were $4.1 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer. The aggregate related fair value of investments with unrealized losses was $528.4 million.

The following table summarizes the stated maturities of the Company’s investment in available-for-sale securities (in thousands):

	As of May 31, 2018	Less than 1 Year	1-5 Years	More than 5 Years
Maturity of available-for-sale debt securities	$671,155	$242,378	$428,777	$—

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
__________

(1)
As of February 28, 2018, there were $4.4 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer. The aggregate related fair value of investments with unrealized losses was $515.4 million.

NOTE 16—Segment Reporting
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
The following summarizes revenue from unaffiliated customers; income (loss) from operations; total cash, cash equivalents and available-for-sale investment securities and total assets by geographic segment (in thousands):

	Americas	EMEA	Asia Pacific	Corporate (1)	Consolidated
	Three Months Ended May 31, 2018
Revenue from unaffiliated customers	$500,306	$195,148	$118,076	$—	$813,530
Income (loss) from operations	$71,864	$48,860	$37,437	$(46,005)	$112,156
Total cash, cash equivalents, restricted cash and available-for-sale investment securities	$1,524,311	$576,171	$426,647	$—	$2,527,129
Total assets	$3,559,900	$1,015,187	$616,474	$—	$5,191,561
	Three Months Ended May 31, 2017
Revenue from unaffiliated customers	$438,380	$143,671	$94,745	$—	$676,796
Income (loss) from operations (2)	$74,591	$30,923	$27,948	$(43,718)	$89,744
Total cash, cash equivalents, restricted cash and available-for-sale investment securities	$1,186,481	$779,346	$343,754	$—	$2,309,581
Total assets (2)	$2,864,857	$1,135,329	$519,263	$—	$4,519,449
 __________

(1)	Amounts represent share-based compensation expense that was not allocated to geographic segments.

(2)	As adjusted from retrospective adoption of ASC 606. See NOTE 2—Summary of Significant Accounting Policies for detailed information on adoption of ASC 606.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Supplemental information about geographic areas
The Company approximates its geographic sources of revenue based on the country of origin of its non-cancellable subscription and service agreements initiated during the year (commonly referred to as bookings). The following table lists revenue from unaffiliated customers in the U.S., the Company’s country of domicile, and revenue from foreign countries (in thousands):

	Three Months Ended
	May 31, 2018	May 31, 2017
U.S., the Company’s country of domicile	$442,421	$394,542
Foreign	371,109	282,254
Total revenue from unaffiliated customers	$813,530	$676,796
Total tangible long-lived assets located in the U.S., the Company’s country of domicile, and similar tangible long-lived assets held outside the U.S. are summarized in the following table (in thousands):

	May 31, 2018	February 28, 2018
U.S., the Company’s country of domicile	$132,328	$137,112
Foreign	64,325	68,993
Total tangible long-lived assets	$196,653	$206,105
Supplemental information about major customers
For each of the three months ended May 31, 2018 and May 31, 2017, the U.S. government and its agencies represented in the aggregate approximately 10% and 11% of the Company’s total revenue, respectively.
Supplemental information about products and services
The following table provides further detail, by type, of the Company’s subscription and services revenues. Subscription revenue for infrastructure-related offerings includes subscription revenue generated from Red Hat Enterprise Linux and related technologies such as Red Hat Satellite and Red Hat Virtualization. Subscription revenue generated from the Company’s Application Development-related and other emerging technology offerings includes Red Hat JBoss Middleware, Red Hat OpenShift, Red Hat Cloud Infrastructure, Red Hat OpenStack Platform, Red Hat Ansible Automation, Red Hat CloudForms, Red Hat Storage technologies and Red Hat Mobile Application Platform (in thousands):

	Three Months Ended
	May 31, 2018	May 31, 2017
Subscription revenue:
Infrastructure-related offerings	$522,402	$457,961
Application Development-related and other emerging technology offerings	189,119	138,547
Total subscription revenue	711,521	596,508
Training and services revenue:
Consulting services	79,147	61,488
Training	22,862	18,800
Total training and services revenue	102,009	80,288
Total revenue	$813,530	$676,796

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 17—Business Combinations
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
The consideration paid was $238.7 million in cash. Based on management’s provisional assessment of the acquisition-date fair value of the assets acquired and liabilities assumed, the total consideration transferred of $238.7 million was allocated to the Company’s assets and liabilities on a preliminary basis as follows: $160.7 million to goodwill, $81.7 million to identifiable intangible assets and $3.7 million to working capital as a net current liability.
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
Acquisition of Codenvy S. A.
On June 1, 2017, the Company completed its acquisition of all of the shares of Codenvy S.A. (“Codenvy”), a provider of cloud-native development tools that enable developers to more easily create modern container-based and cloud-native applications. By adding Codenvy to its existing portfolio of developer tools and application platforms, including Red Hat JBoss Middleware and Red Hat OpenShift, the Company continues its efforts to provide solutions that enable developers to create applications for hybrid cloud environments. The Company plans to make Codenvy an integral part of OpenShift.io, the Company’s hosted development environment for building hybrid cloud services on OpenShift.
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

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Pro forma consolidated financial information
The following unaudited pro forma consolidated financial information reflects the results of operations of the Company (in thousands, except per share amounts) as if the acquisitions of CoreOS, Permabit and Codenvy had occurred as of the beginning of the fiscal year prior to the fiscal year of acquisition, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisitions actually taken place at the beginning of the fiscal year prior to the fiscal year of acquisition.

Three Months Ended May 31, 2017
Revenue	$679,373
Net income	$66,852
Basic net income per common share	$0.38
Diluted net income per common share	$0.37
Goodwill and other business combinations
The following is a summary of goodwill (in thousands):

Balance at February 28, 2018	$1,288,830
Impact of foreign currency fluctuations	(7,589)
Other adjustments	(2,533)
Balance at May 31, 2018	$1,278,708
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
NOTE 18—Subsequent Events
On June 21, 2018, the Company announced that its Board authorized the repurchase of up to $1.0 billion of Red Hat’s common stock from time to time on the open market or in privately negotiated transactions. The new program commenced on July 1, 2018, and will expire on the earlier of (i) June 30, 2020 or (ii) a determination by the Board, Chief Executive Officer or Chief Financial Officer to discontinue the program.
The new program replaced the previous $1.0 billion repurchase program, which expired on June 30, 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
We are a leading global provider of open source software solutions, using a community-powered approach to develop and offer reliable and high-performing operating system, virtualization, management, middleware, cloud, mobile and storage technologies.
Open source software is an alternative to proprietary software and represents a different model for the development and licensing of commercial software code than that typically used for proprietary software. Because open source software code ,generally, is freely shared, there are customarily no licensing fees for the use of open source software. Therefore, we do not recognize revenue from the licensing of the code itself. We provide value to our customers through the development, aggregation, integration, testing, certification, delivery, maintenance, enhancement and support of our Red Hat technologies, and by providing a level of performance, scalability, flexibility, reliability and security for the technologies we package and distribute. Moreover, because communities of developers not employed by us assist with the creation of our open source offerings, opportunities for further innovation of our offerings are supplemented by these communities.
We market our offerings primarily to customers in the form of annual or multi-year subscriptions, and we recognize revenue over the period of the subscription agreements with our customers. Our technologies are also offered by certified cloud and service providers (“CCSPs”) as a service available on demand, and this revenue is recognized by us upon delivery.
We derive our revenue and generate cash from customers primarily from two sources: (i) subscription revenue and (ii) training and services revenue. These arrangements typically involve subscriptions to Red Hat technologies. Our revenue is affected by, among other factors, corporate, government and consumer spending levels. In evaluating the performance of our business, we consider a number of factors, including total revenue, deferred revenue, operating income, operating margin and cash flows from operations. The arrangements with our customers that produce this revenue and cash are explained in further detail in Note 2—Summary of Significant Accounting Policies to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. We adopted ASC 606, effective March 1, 2018, using the full retrospective transition method. All amounts and disclosures set forth in this Form 10-Q have been updated to comply with the new standard and such information is designated “as adjusted.”
We believe our success is influenced by: (i) our ability to utilize the innovation derived from software developed by an open source community and make it consumable for enterprise customers, (ii) the extent to which we can expand the breadth and depth of our offerings, (iii) strategic business combinations and acquisitions of technical talent and technologies, (iv) our ability to enhance the value of our offerings through frequent and continuing innovation while maintaining platforms designed to be stable and secure over multi-year periods, (v) the extent to which adoption of our emerging technology offerings and software development processes such as CI/CD (continuous integration and continuous deployment) and DevOps increases, (vi) our involvement and leadership in key open source communities and projects, which enable us to develop, enhance and maintain our offerings, (vii) our corporate culture, which we believe fosters innovation, creativity and collaboration, (viii) our ability to generate increasing revenue directly and through partners and other strategic relationships, including CCSPs, distributors, embedded technology partners, independent hardware vendors (“IHVs”), independent software vendors (“ISVs”), OEMs, systems integrators and value added resellers, (ix) our ability to generate new and recurring revenue for our offerings, (x) the widespread and increasing deployment of open source technologies by enterprises and similar institutions, (xi) our software, hardware, application and cloud service certification programs, which are intended to create an ecosystem of technologies that are compatible with our offerings and supported by us, (xii) our ability to provide customers with consulting and training services that generate additional subscription revenue, and (xiii) our ability to provide greater subscription value, enhance the experience of our customers and promote customer loyalty by focusing on ways in which we can help our customers succeed.
In fiscal 2019, we expect to focus on, among other things: (i) driving the widespread adoption of our offerings, (ii) investing in the development of open source technologies and promoting the use of our technologies by software developers globally, (iii) pursuing strategic acquisitions and alliances, and (iv) promoting a range of services to help our customers derive additional value.

Non-GAAP disclosures
In accordance with U.S. GAAP, the income statements of our non-U.S. operations are translated into U.S. dollars using the average exchange rates for each month in an applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of transactions denominated in foreign currencies results in increased revenue, as stated in U.S. dollars, for our non-U.S. operations. Similarly, revenue, as stated in U.S. dollars, for our non-U.S. operations decreases if the U.S. dollar strengthens against foreign currencies. In this Part I, Item 2, we disclose non-GAAP amounts and growth rates that exclude the impact of foreign currency exchange rate fluctuations for the three months ended May 31, 2018 in an effort to provide a comparable framework for assessing how our business performed when compared to the three months ended May 31, 2017. To compute the non-GAAP impact of foreign currency exchange rate fluctuations, we translate amounts from our non-U.S. operations for the three months ended May 31, 2018 using the average foreign currency exchange rate for the three months ended May 31, 2017.
Revenue
For the three months ended May 31, 2018, total revenue increased 20.2%, or $136.7 million, to $813.5 million from $676.8 million for the three months ended May 31, 2017. Excluding the impact of foreign currency exchange rate fluctuations, total revenue increased by 16.9% for the three months ended May 31, 2018, as detailed in the following table.
The growth rates of subscription revenue by offering type, training and services revenue and total revenue, as reported and excluding the impact of foreign currency exchange rate fluctuations, for the three months ended May 31, 2018 versus the three months ended May 31, 2017 are as follows (in thousands):

	Three Months Ended
	May 31, 2018	May 31, 2017	Year-Over-Year Growth Rate
Infrastructure-related subscription revenue, as reported	$522,402	$457,961	14.1%
Adjustment for foreign currency exchange rates	(13,938)	—
Infrastructure-related subscription revenue, excluding foreign currency impact	508,464	457,961	11.0%

Application Development-related and other emerging technology subscription revenue, as reported	189,119	138,547	36.5%
Adjustment for foreign currency exchange rates	(6,130)	—
Application Development-related and other emerging technology subscription revenue, excluding foreign currency impact	182,989	138,547	32.1%

Total subscription revenue, as reported	711,521	596,508	19.3%
Adjustment for foreign currency exchange rates	(20,068)	—
Total subscription revenue, excluding foreign currency impact	691,453	596,508	15.9%

Total training and services revenue, as reported	102,009	80,288	27.1%
Adjustment for foreign currency exchange rates	(2,450)	—
Total training and services revenue, excluding foreign currency impact	99,559	80,288	24.0%

Total revenue, as reported	813,530	676,796	20.2%
Adjustment for foreign currency exchange rates	(22,518)	—
Total revenue, excluding foreign currency impact	$791,012	$676,796	16.9%

Subscription revenue
Our enterprise technologies are delivered primarily under subscription agreements. These agreements typically have a one- or three-year subscription period. A subscription generally entitles a customer to, among other things, a specified level of support, as well as security updates, fixes, functionality enhancements, upgrades to the technologies, each if and when available, and compatibility with an ecosystem of certified hardware and software. Subscription revenue increased sequentially for the first quarter of fiscal 2019 and for each quarter of fiscal 2018 and fiscal 2017 and was driven primarily by the increased use of our offerings by customers and our expansion of sales channels and geographic footprint during these periods.
Subscription revenue increased 19.3%, or $115.0 million, for the three months ended May 31, 2018 as compared to the three months ended May 31, 2017. Excluding the impact of foreign currency exchange rate fluctuations, subscription revenue increased by 15.9% for the three months ended May 31, 2018. The increase in subscription revenue is driven primarily by additional subscriptions related to our Red Hat Enterprise Linux, Red Hat JBoss Middleware and certain emerging technology offerings: Ansible, OpenShift and OpenStack. The increase is, in part, a result of the continued migration of enterprises in industries such as financial services, government and telecommunications to our open source solutions from proprietary technologies. Revenue growth in our Middleware portfolio has moderated as customers shift their workloads from traditional Java deployments to containerized environments with middleware-as-a-service on OpenShift. We believe this transition will impact the revenue growth of the Middleware portfolio throughout fiscal 2019.
Training and services revenue
Training and services revenue increased 27.1%, or $21.7 million, for the three months ended May 31, 2018 as compared to the three months ended May 31, 2017. Excluding the impact of foreign currency exchange rate fluctuations, training and services revenue increased by 24.0%. The increase is driven primarily by customer interest in new products and increased demand for consulting projects supporting Ansible, OpenShift and OpenStack solutions.
Deferred revenue and billings proxy
Year-to-date deferred revenue
Our deferred revenue, current and long-term, balance at May 31, 2018 was $2.44 billion. Total deferred revenue at May 31, 2018 decreased 5.8%, or $150.7 million, as compared to the balance of $2.60 billion at February 28, 2018. Excluding the impact of foreign currency exchange rate fluctuations, total deferred revenue decreased by 4.0%, or $104.6 million, from February 28, 2018 to May 31, 2018, which is the change in deferred revenue reported on our Consolidated Statements of Cash Flows. The decrease in deferred revenue is primarily attributable to our typically lower seasonal first quarter billings.
Below is a summary of our deferred revenue, as reported and excluding the impact of foreign currency exchange rate fluctuations for May 31, 2018 and February 28, 2018 (in thousands):

	May 31, 2018	February 28, 2018	Year-to-Date Growth Rate
Current deferred revenue, as reported	$1,721,300	$1,853,719	(7.1)%
Adjustment for foreign currency exchange rates	28,639	—
Current deferred revenue, excluding foreign currency impact	$1,749,939	$1,853,719	(5.6)%

Long-term deferred revenue, as reported	$723,207	$741,453	(2.5)%
Adjustment for foreign currency exchange rates	17,434	—
Long-term deferred revenue, excluding foreign currency impact	$740,641	$741,453	(0.1)%

Total deferred revenue, as reported	$2,444,507	$2,595,172	(5.8)%
Adjustment for foreign currency exchange rates	46,073	—
Total deferred revenue, excluding foreign currency impact	$2,490,580	$2,595,172	(4.0)%

Year-over-year deferred revenue
Total deferred revenue increased by 19.0%, or $390.3 million, to $2.44 billion at May 31, 2018 from $2.05 billion at May 31, 2017. Excluding the impact of foreign currency exchange rate fluctuations, total deferred revenue increased by 18.2%, or $374.2 million, from May 31, 2017 to May 31, 2018. This increase in deferred revenue of $374.2 million is the summation of the changes in deferred revenue reported on our Consolidated Statements of Cash Flows for each quarter of the four-fiscal-quarter period ended May 31, 2018, which includes an insignificant amount of deferred revenue acquired from business combinations.
Below is a summary of our deferred revenue (in thousands):

	May 31, 2018	May 31, 2017	Year-Over-Year Growth Rate
Current deferred revenue, as reported	$1,721,300	$1,486,409	15.8%
Adjustment for foreign currency exchange rates	(13,619)	—
Current deferred revenue, excluding foreign currency impact	$1,707,681	$1,486,409	14.9%

Long-term deferred revenue, as reported	$723,207	$567,755	27.4%
Adjustment for foreign currency exchange rates	(2,559)	—
Long-term deferred revenue, excluding foreign currency impact	$720,648	$567,755	26.9%

Total deferred revenue, as reported	$2,444,507	$2,054,164	19.0%
Adjustment for foreign currency exchange rates	(16,178)	—
Total deferred revenue, excluding foreign currency impact	$2,428,329	$2,054,164	18.2%
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
Below is a summary of our billings proxy (in thousands):

	Three Months Ended
	May 31, 2018	May 31, 2017	Year-Over-Year Growth Rate
Revenue, as reported	$813,530	$676,796	20.2%
Change in deferred revenue, as reported on Statements of Cash Flows	(104,592)	(45,717)
Billings proxy	708,938	631,079	12.3%
Adjustment to revenue for foreign currency exchange rates	(22,518)
Billings proxy, excluding foreign currency impact	$686,420	$631,079	8.8%

We provide a calculation for a four-fiscal-quarter rolling average billings proxy, which is intended to neutralize quarterly fluctuations, as discussed below, to the growth rate of our billings proxy. Below is a summary of our four-fiscal-quarter period rolling average billings proxy (approximated as described above by adding revenue for the period with the change in deferred revenue as reported on our Consolidated Statements of Cash Flows for the same period) for the four-fiscal-quarter periods ended May 31, 2018 and May 31, 2017 (in thousands):

	Four-Fiscal-Quarter Period Ended
	May 31, 2018	May 31, 2017	Year-Over-Year Growth Rate
Four-fiscal-quarter period rolling average billings proxy	$857,626	$717,403	19.5%
Adjustment to revenue for foreign currency exchange rates	(15,524)	—
Four-fiscal-quarter period rolling average billings proxy, excluding foreign currency impact	$842,102	$717,403	17.4%
Our deferred revenue and billings proxy can be subject to quarterly fluctuations due to a number of factors. For example, our deferred revenue and billings can be adversely impacted when larger deals anticipated to close in a particular quarter close in a subsequent quarter or customers renew their agreements with us prior to the expiration of such agreements. Additionally, when customers enter into multi-year agreements and choose to be billed annually rather than up-front, billings for the quarter in which those agreements close can be adversely impacted.
For information regarding seasonality , see Part II, Item 7 under “Overview” of our Annual Report on Form 10-K for the fiscal year ended February 28, 2018. For information regarding total backlog, see NOTE 12—Deferred Revenue and Performance Obligations to our Consolidated Financial Statements.
Revenue by geography
For the three months ended May 31, 2018, approximately $371.1 million, or 45.6%, of our revenue was generated outside the U.S. compared to approximately $282.3 million, or 41.7%, for the three months ended May 31, 2017. Excluding the impact of foreign currency exchange rate fluctuations, our revenue generated outside the U.S. would have been 44.1%, or $348.6 million, of our total revenue for the three months ended May 31, 2018. Our international operations are expected to grow as our international sales force and channels become more mature and as we enter new locations outside the U.S. or expand our presence in existing international locations. As of May 31, 2018, we had offices in more than 95 locations throughout the world.
We operate our business in three geographic regions: the Americas (U.S., Canada and Latin America); EMEA (Europe, Middle East and Africa); and Asia Pacific (principally Australia, China, India, Japan, Singapore and South Korea). Revenue, as reported and excluding the impact of foreign currency exchange rate fluctuations, and related year-over-year (“YoY”) revenue growth rates generated by the Americas, EMEA and Asia Pacific were as follows (in thousands):

	Americas		EMEA		Asia Pacific		Consolidated
Three Months Ended	Revenue	YoY Growth %	Revenue	YoY Growth %	Revenue	YoY Growth %	Revenue	YoY Growth %
May 31, 2018, as reported	$500,306	14.1%	$195,148	35.8%	$118,076	24.6%	$813,530	20.2%
Adjustment for foreign currency exchange rates	1,970		(21,041)		(3,447)		(22,518)
May 31, 2018, excluding foreign currency impact	$502,276	14.6%	$174,107	21.2%	$114,629	21.0%	$791,012	16.9%

May 31, 2017, as reported	$438,380	19.9%	$143,671	15.6%	$94,745	21.7%	$676,796	19.2%
As we expand further within each region, we anticipate revenue growth rates in local currencies to become more similar among our geographic regions due to the similarity of products and services offered and the similarity in customer types or classes.
Gross profit margin
Gross profit margin decreased to 84.9% for the three months ended May 31, 2018 from 85.1% for the three months ended May 31, 2017. This decrease was driven by a higher mix of training and services revenue relative to subscription revenue. Training and services revenue as a percentage of total revenue was 12.5% for the three months ended May 31, 2018 as compared to 11.9% the three months ended May 31, 2017.

Gross profit margin by geography
Gross profit margins by our geographic regions were as follows:

	Americas	EMEA	Asia Pacific	Consolidated (1)
Three Months Ended May 31, 2018	85.3%	87.9%	83.0%	84.9%
Three Months Ended May 31, 2017	85.6%	87.1%	83.9%	85.1%
__________

(1)
Consolidated gross profit includes corporate (non-allocated) share-based compensation expense for the three months ended May 31, 2018 and May 31, 2017 of $5.1 million and $3.9 million, respectively. Share-based compensation expense was not allocated to geographic segments. For additional information, see NOTE 14—Share-based Awards to our Consolidated Financial Statements.

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
Income from operations
Operating income was 13.8% and 13.3% of total revenue for the three months ended May 31, 2018 and May 31, 2017, respectively. Operating expenses as a percent of total revenue decreased to 71.1% for the three months ended May 31, 2018 from 71.9% for the three months ended May 31, 2017 due to improved sales productivity as well as efficiencies in our marketing and general administrative support areas of the business.
Income from operations by geography
Operating income as a percentage of revenue generated by our geographic regions was as follows:

	Americas	EMEA	Asia Pacific	Consolidated (1)
Three Months Ended May 31, 2018	14.4%	25.0%	31.7%	13.8%
Three Months Ended May 31, 2017 (2)	17.0%	21.5%	29.5%	13.3%

__________

(1)
Consolidated operating income includes corporate (non-allocated) share-based compensation expense for the three months ended May 31, 2018 and May 31, 2017 of $46.0 million and $43.7 million, respectively. Share-based compensation expense was not allocated to geographic segments. For additional information, see NOTE 14—Share-based Awards to our Consolidated Financial Statements.

(2)
As adjusted to reflect the impact of the retrospective application of ASC 606. See Note 2—Summary of Significant Accounting Policies to our Consolidated Financial Statements for detailed information on adoption of ASC606.

Cash, cash equivalents, restricted cash, investments in debt and equity securities and cash flow from operations
Cash, cash equivalents, restricted cash and short-term and long-term available-for-sale investments in debt and equity securities balances at May 31, 2018 totaled $2.53 billion. Cash generated from operating activities for the three months ended May 31, 2018 totaled $346.2 million, which represents an increase of 34.2% in operating cash flow as compared to the three months ended May 31, 2017. This increase is primarily due to collections on billings.
Our significant cash and investment balances give us a measure of flexibility to take advantage of opportunities such as acquisitions, increasing investment in our international operations and repurchasing our common stock.
Foreign currency exchange rate impact on results of operations
Approximately 45.6% of our revenue for the three months ended May 31, 2018 came from sales outside the U.S. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component of net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions results in increased revenue and operating expenses from operations for our non-U.S. operations. Similarly, our revenue and operating expenses will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates for the three months ended May 31, 2017, our revenue from non-U.S. operations for the three months ended May 31, 2018 would have been lower than we reported by approximately $22.5 million and operating expenses from non-U.S. operations for the three months ended May 31, 2018 would have been lower than we reported by approximately $15.8 million, which would have resulted in income from operations being lower by $6.7 million.
Business combinations
CoreOS
On January 30, 2018, we acquired all of the shares of CoreOS, Inc. (“CoreOS”), a Linux and container-focused company, for approximately $238.7 million. The addition of CoreOS, a provider of Kubernetes and container-native solutions, is expected to further enable our customers to build any application and deploy them in any environment with the flexibility afforded by open source. By combining CoreOS’s complementary capabilities with our Kubernetes and container-based portfolio, including Red Hat OpenShift, we aim to further accelerate adoption and development of our hybrid cloud platform for modern application workloads.
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
Codenvy
On June 1, 2017, we completed our acquisition of all of the shares of Codenvy S.A. (“Codenvy”) for approximately $34.2 million. Codenvy is a provider of cloud-native development tools that enable developers to more easily create modern container-based and cloud-native applications. By adding Codenvy to our existing portfolio of developer tools and application platforms, including Red Hat JBoss Middleware and Red Hat OpenShift, we continue our efforts to provide solutions that enable developers to create applications for hybrid cloud environments. We plan to make Codenvy an integral part of OpenShift.io, our hosted development environment for building hybrid cloud services on OpenShift.

CRITICAL ACCOUNTING ESTIMATES
We prepare our consolidated financial statements in accordance with U.S. GAAP. Our significant accounting policies are disclosed in NOTE 2—Summary of Significant Accounting Policies to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2018 and describe our methods for applying U.S. GAAP in areas such as revenue recognition, deferred selling costs, fair value measurements, and foreign currency translation among other areas deemed significant. Other than the accounting pronouncement adopted during the three months ended May 31, 2018 related to accounting for revenue from contracts with customers as described in NOTE 2—Summary of Significant Accounting Policies to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no changes to our significant accounting policies.
In applying certain significant accounting policies, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses, as well as related disclosure of contingent assets and liabilities. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition, results of operations or cash flows could be adversely affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting estimates, which were applied in the following areas:

•	Revenue recognition;

•	Goodwill and other long-lived assets;

•	Share-based compensation;

•	Income taxes; and

•	Loss contingencies.
Other than the changes to critical accounting estimates for revenue recognition described below, there have been no changes to “Critical Accounting Estimates” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2018.
Revenue recognition
Application of accounting principles related to the measurement and recognition of revenue requires judgment. For example, in transactions that include multiple performance obligations, we must exercise judgment in determining the stand-alone selling price (“SSP”) for each distinct performance obligation. We typically determine SSP based on the observable price when we sell the subscriptions or training and services separately, taking into consideration the geographical region of the customer, type of offering and sales channel. In instances where SSP is not directly observable, we determine SSP either from the renewal rate paid for the performance obligation to the extent it is the same rate as stipulated in the initial customer contract, or by using the expected-cost-plus-margin approach. Changes to the SSP for each distinct performance obligation could materially affect the amount of earned and unearned revenue.
In addition, determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.
We also derive a portion of our revenue from CCSPs that provide public clouds with computing resources that allow users to consume such resources as a service. We use our historical cloud-usage data to estimate the amount of revenue earned and recognized each period and adjust to actual amounts earned upon receipt of usage reports from the CCSPs in the following period.

RESULTS OF OPERATIONS
Three months ended May 31, 2018 and May 31, 2017
The following table is a summary of our results of operations (in thousands):

	Three Months Ended (Unaudited)
	May 31, 2018	May 31, 2017 (1)	$ Change	% Change
Revenue:
Subscriptions	$711,521	$596,508	$115,013	19.3%
Training and services	102,009	80,288	21,721	27.1
Total revenue	813,530	676,796	136,734	20.2
Cost of revenue:
Subscriptions	52,173	43,633	8,540	19.6
As a % of subscription revenue	7.3%	7.3%
Training and services	70,526	57,063	13,463	23.6
As a % of training and services revenue	69.1%	71.1%
Total cost of revenue	122,699	100,696	22,003	21.9
As a % of total revenue	15.1%	14.9%
Gross profit	690,831	576,100	114,731	19.9
Operating expense:
Sales and marketing	348,815	294,323	54,492	18.5
Research and development	166,506	137,163	29,343	21.4
General and administrative	63,354	54,870	8,484	15.5
Total operating expense	578,675	486,356	92,319	19.0
Income from operations	112,156	89,744	22,412	25.0
Interest income	7,834	3,993	3,841	96.2
Interest expense	6,319	6,085	234	3.8
Other expense, net	(2,194)	(586)	(1,608)	N/A
Income before provision for income taxes	111,477	87,066	24,411	28.0
(Benefit) provision for income taxes	(1,713)	11,752	(13,465)	(114.6)
Net income	$113,190	$75,314	$37,876	50.3%
Gross profit margin—subscriptions	92.7%	92.7%
Gross profit margin—training and services	30.9%	28.9%
Gross profit margin	84.9%	85.1%
As a % of total revenue:
Subscription revenue	87.5%	88.1%
Training and services revenue	12.5%	11.9%
Sales and marketing expense	42.9%	43.5%
Research and development expense	20.5%	20.3%
General and administrative expense	7.8%	8.1%
Total operating expenses	71.1%	71.9%
Income from operations	13.8%	13.3%
Income before provision for income taxes	13.7%	12.9%
Net income	13.9%	11.1%
Effective income tax rate (2)	(1.5)%	13.5%
__________

(1)
As adjusted to reflect the impact of the retrospective application of ASC 606. See Note 2—Summary of Significant Accounting Policies to our Consolidated Financial Statements for detailed information on adoption of ASC 606.

(2)	See NOTE 7—Income Taxes to our Consolidated Financial Statements for further discussion.

Revenue
Subscription revenue
Subscription revenue, which is primarily comprised of direct and indirect sales of Red Hat offerings, increased by 19.3%, or $115.0 million, to $711.5 million for the three months ended May 31, 2018 from $596.5 million for the three months ended May 31, 2017.
Revenue derived from the sale of subscriptions supporting our Infrastructure-related offerings increased by 14.1%, or $64.4 million, to $522.4 million for the three months ended May 31, 2018 from $458.0 million for the three months ended May 31, 2017. The increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion, and the continued migration of customers to our open source Linux platform from proprietary operating systems.
Revenue derived from the sale of subscriptions supporting our Application Development-related and other emerging technology offerings increased by 36.5%, or $50.6 million, to $189.1 million for the three months ended May 31, 2018 from $138.5 million for the three months ended May 31, 2017. The increase is primarily driven by additional subscriptions for certain emerging technology offerings: Ansible, OpenShift and OpenStack. We expect the growth rate of revenue derived from our Application Development-related and other emerging technology offerings to continue to exceed the growth rate of revenue derived from our Infrastructure-related offerings as our emerging technology offerings continue to gain broader market acceptance in the enterprise IT environment.
Training and services revenue
Training revenue includes fees paid by our customers for delivery of educational materials and instruction. Services revenue includes fees received from customers for consulting units regarding our offerings, deployment of Red Hat technologies and for delivery of added functionality to Red Hat technologies for our major customers and OEM partners. Total training and services revenue increased by 27.1%, or $21.7 million, to $102.0 million for the three months ended May 31, 2018 from $80.3 million for the three months ended May 31, 2017. Training revenue increased by 21.6%, or $4.1 million as a result of increased revenue generated from our Red Hat Learning Subscription (“RHLS”) offerings and increased consumption of training courses or units related to our emerging technology offerings. Services revenue increased by 28.7%, or $17.7 million, as a result of an increase in consulting engagements driven by increased demand for our open source cloud enabling solutions such as Ansible and OpenShift. We expect services revenue to continue growing as we continue to expand our reach by enabling our channel partners to provide consulting services on our behalf. Combined training and services revenue as a percentage of total revenue was 12.5% and 11.9%, respectively, for the three months ended May 31, 2018 and May 31, 2017.
Cost of revenue
Cost of subscription revenue
The cost of subscription revenue primarily consists of expenses we incur to support, distribute and package Red Hat offerings. These costs include labor-related costs to provide technical support, security updates and fixes, as well as costs for fulfillment. Cost of subscription revenue increased by 19.6%, or $8.5 million, to $52.2 million for the three months ended May 31, 2018 from $43.6 million for the three months ended May 31, 2017. The overall increase is primarily due to employee compensation expense, which increased $4.3 million due to the expansion of our technical staff in order to meet the demands of our growing subscriber base for support, security updates and fixes, especially with respect to the increase in demand for our emerging technology offerings. The remaining expense increase is primarily related to $5.4 million higher expense associated with facility and technology infrastructure enhancements. As the number of open source technology subscriptions continues to increase, we expect associated support costs will continue to increase, although we anticipate this will occur at an overall slower rate than that of subscription revenue growth due to economies of scale. Gross profit margin on subscriptions remained constant at 92.7% for the three months ended May 31, 2018 and May 31, 2017.

Cost of training and services revenue
Cost of training and services revenue is mainly comprised of personnel and third-party consulting costs for the design, development and delivery of custom engineering, training courses and professional services provided to various types of customers. Cost of training and services revenue increased by 23.6%, or $13.5 million, to $70.5 million for the three months ended May 31, 2018 from $57.1 million for the three months ended May 31, 2017. The increase in cost to deliver training and services includes $6.9 million increased employee compensation expense and increased outside contractor fees of $5.1 million. The increase in employee compensation expense and outside contractor fees is due to the expansion of our professional consulting teams needed to meet the growing demand for services related to our emerging technology offerings. Total costs to deliver training and services as a percentage of training and services revenue decreased to 69.1% for the three months ended May 31, 2018 from 71.1% for the three months ended May 31, 2017.
Gross profit margin
Gross profit margin decreased to 84.9% for the three months ended May 31, 2018 from 85.1% for the three months ended May 31, 2017. This decrease was driven by a higher mix of training and services revenue relative to subscription revenue. Training and services revenue as a percentage of total revenue was 12.5% for the three months ended May 31, 2018 as compared to 11.9% for the three months ended May 31, 2017.
Operating expenses
Sales and marketing
Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expense increased by 18.5%, or $54.5 million, to $348.8 million for the three months ended May 31, 2018 from $294.3 million for the three months ended May 31, 2017. This increase was primarily due to a $39.9 million increase in selling costs, which includes $29.1 million and $3.7 million of additional employee- and travel-related expenses, respectively, the majority of which is attributable to the expansion of our sales force from the prior year. The remaining increase relates to marketing costs, which grew 20.0%, or $14.6 million, for the three months ended May 31, 2018 as compared to the three months ended May 31, 2017 and includes incremental employee compensation expense and marketing program costs of $6.9 million and $4.1 million, respectively. Sales and marketing expense decreased as a percentage of revenue to 42.9% for the three months ended May 31, 2018 from 43.5% for the three months ended May 31, 2017, primarily as a result of additional sales productivity.
Research and development
Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased by 21.4%, or $29.3 million, to $166.5 million for the three months ended May 31, 2018 from $137.2 million for the three months ended May 31, 2017. The increase in research and development costs primarily resulted from the expansion of our engineering group through both direct hires and business acquisitions as we continue investing in Application Development-related and other emerging technologies. Employee compensation expense increased by $22.8 million. The remaining increase in research and development costs relates primarily to process and technology infrastructure enhancements, which increased by $4.5 million. Research and development expense was 20.5% of total revenue for the three months ended May 31, 2018 compared to 20.3% for the three months ended May 31, 2017.
General and administrative
General and administrative expense consists primarily of personnel and related costs for general corporate functions, including information systems, finance, accounting, legal, human resources and facilities expense. General and administrative expense increased by 15.5%, or $8.5 million, to $63.4 million for the three months ended May 31, 2018 from $54.9 million for the three months ended May 31, 2017. The increase in general and administrative expense primarily resulted from increased employee compensation expenses of $3.6 million and $3.7 million higher expense associated with facility and technology infrastructure enhancements. General and administrative expense as a percentage of revenue was 7.8% and 8.1% for the three months ended May 31, 2018 and May 31, 2017, respectively. We expect general and administrative costs to continue to decrease relative to revenue as we leverage benefits from investments made during the current fiscal year to expand and enhance our corporate processes and technology infrastructure.

Interest income
Interest income increased by 96.2%, or $3.8 million, for the three months ended May 31, 2018 as compared to the three months ended May 31, 2017. The increase in interest income for the three months ended May 31, 2018 is attributable to higher yields earned on larger cash and investment balances.
Interest expense
Interest expense increased by $0.2 million for the three months ended May 31, 2018 as compared to the three months ended May 31, 2017. Interest expense is primarily attributable to the interest on our 0.25% Convertible Senior Notes due 2019 (the “convertible notes”).
Other expense, net
Other expense, net is primarily attributable to net losses recognized from the settlement of foreign currency transactions during the three months ended May 31, 2018 and May 31, 2017.
Income taxes
The effective tax rate for the three months ended May 31, 2018 differed from the U.S. federal statutory rate of 21.0% primarily due to excess tax benefits from share-based compensation, research tax credits and the impact from the Tax Act. The effective tax rate for the three months ended May 31, 2017 differed from the U.S. federal statutory rate of 35.0% primarily due to excess tax benefits from share-based compensation, foreign income taxed at lower rates and research tax credits. Tax benefit for the three months ended May 31, 2018 and tax expense for the three months ended May 31, 2017 included net discrete tax benefits of $26.8 million and $11.6 million, respectively, primarily related to net excess tax benefits from share-based compensation. For further discussion regarding our income taxes, see NOTE 7—Income Taxes to our Consolidated Financial Statements.
LIQUIDITY AND CAPITAL RESOURCES
We derive our liquidity and operating capital primarily from cash flows from operations. Historically, we also received cash from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and follow-on public offerings, and the issuance of convertible notes, including our issuance of convertible notes described in detail in NOTE 8—Convertible Notes to our Consolidated Financial Statements. At May 31, 2018, we had total cash and investments of $2.53 billion, which was comprised of $1.77 billion in cash and cash equivalents, $329.9 million of short-term investments and $428.8 million of long-term fixed-income investments. This compares to total cash and investments of $2.47 billion at February 28, 2018.
Convertible note conversions
For at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the fiscal quarters ended August 31, 2017 through May 31, 2018, our common stock traded at a price exceeding 130% of the conversion price of the convertible notes. Accordingly, the convertible notes remain convertible at the holders’ option until August 31, 2018. To the extent we receive notices of conversion, we may choose to pay or deliver, as the case may be, either cash, shares of our common stock or a combination of cash and shares of our common stock. We currently intend to settle the principal amount of the convertible notes in cash. Total settled conversions through May 31, 2018 amounted to $26.0 million aggregate principal amount of the convertible notes. We expect to settle conversions of $202.3 million in principal amount of the convertible notes in the second quarter of fiscal 2019, by paying cash for the principal amount and issuing shares of common stock for the excess conversion value. We continue to receive conversion requests and as of July 6, 2018, such incremental requests totaled $45.3 million in principal amount of the convertible notes. The aggregate principal amount of the convertible notes remaining is expected to be $531.4 million after the expected conversion settlements as discussed above and the incremental conversion requests received as of July 6, 2018.

Cash flows for the three months ended May 31, 2018
Cash flows—overview
At May 31, 2018, cash and cash equivalents totaled $1.77 billion, an increase of $44.3 million as compared to February 28, 2018. The increase in cash and cash equivalents for the three months ended May 31, 2018 is primarily the result of cash provided by operations, which generated $346.2 million. Partially offsetting cash provided by operating activities was cash used for the repurchase of 948,638 shares of our common stock for $150.0 million, payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to share awards vesting of $77.1 million, repayments of convertible notes of $26.0 million, net purchases of available-for-sale debt securities of $20.8 million and investments in property and equipment of $13.0 million. Net cash generated by operating activities and net cash used for investing activities and financing activities is further described below.
Cash flows from operations
Cash provided by operations of $346.2 million during the three months ended May 31, 2018 includes net income of $113.2 million, adjustments to exclude the impact of non-cash income and expenses, which totaled a $77.3 million net source of cash, and changes in operating assets and liabilities, which totaled a $155.6 million net source of cash. Cash provided by changes in operating assets and liabilities for the three months ended May 31, 2018 was primarily the result of collections on our billings partially offset by a decrease in deferred revenue. The decrease in deferred revenue is primarily attributable to our typically lower seasonal first quarter billings.
Cash flows from investing
Cash used in investing activities of $36.3 million for the three months ended May 31, 2018 includes net purchases of available-for-sale debt securities of $20.8 million and investments in property and equipment of $13.0 million, which primarily relate to information technology infrastructure and leasehold improvements.
Cash flows from financing
Cash used in financing activities of $237.2 million for the three months ended May 31, 2018 includes $150.0 million to repurchase 948,638 shares of our common stock, $77.1 million of payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to employee share awards vesting during the three months ended May 31, 2018 and repayments of convertible notes of $26.0 million. Partially offsetting these uses of cash were proceeds of $15.3 million from our employee stock purchase plan.
Investments in debt and equity securities
Our investments in debt securities are comprised primarily of available-for-sale fixed-income investments recorded at their fair values, of which $329.9 million are classified as short-term and $428.8 million are classified as long-term on the Consolidated Balance Sheet at May 31, 2018. The vast majority of our investments were priced with the assistance of pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, we assess other factors to determine the securities’ fair values, including broker quotes or model valuations. Independent price verifications of all of our holdings are performed by the pricing vendors, which we review. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair value.
We presently do not intend to liquidate our short- and long-term investments in debt securities prior to their scheduled maturity dates. However, in the event that we liquidate these investments prior to their scheduled maturities and there are adverse changes in market interest rates or the overall economic environment, we could be required to recognize a realized loss on those investments when we liquidate these investments. At May 31, 2018 and February 28, 2018, net accumulated unrealized net losses on our available-for-sale debt securities totaled $4.8 million and $5.3 million, respectively.

Capital requirements
Our capital requirements during the fiscal year ending February 28, 2019 will depend on numerous factors, including the amount of resources we devote to:

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
We have utilized, and will continue from time to time to utilize, cash and investments to fund, among other potential uses, purchases of our common stock, purchases of fixed assets, purchases of intangible assets (primarily patents), and mergers and acquisitions. Given our historically strong operating cash flow and the $2.53 billion of cash and investments held at May 31, 2018, we believe our cash balances totaling $1.77 billion, together with our ability to generate additional cash from operations, should be sufficient to satisfy our cash requirements for the next twelve months and for the foreseeable future. However, we may take advantage of favorable capital market conditions that may arise from time to time to raise additional capital.
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
As of May 31, 2018, $1.14 billion of our total cash and investments were held outside the U.S. Our intent has been to reinvest the earnings of foreign subsidiaries indefinitely outside the U.S. to fund both organic growth and acquisitions. The Tax Act, which was enacted in December 2017, includes a provision to move the U.S. to a territorial tax system by imposing a transition tax on historic foreign earnings whether or not such earnings are repatriated to the U.S. An estimated transition tax of $96.4 million on such earnings was recognized as part of our fiscal 2018 financial results and is payable over a period of up to eight years. In light of the new territorial tax system, we are reviewing our prior position on the reinvestment of the earnings of our foreign subsidiaries outside of the U.S. As of February 28, 2018, cumulative undistributed foreign earnings totaled $226.0 million. For further discussion, see NOTE 10—Income Taxes to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended February 28, 2018.
Off-balance sheet arrangements
As of May 31, 2018 and February 28, 2018, we have no off-balance sheet financing arrangements and do not utilize any “structured debt,” “special purpose” or similar unconsolidated entities for liquidity or financing purposes.
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
Interest-rate risk
Our exposure to market-rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of short- and long-term investments in a variety of available-for-sale fixed- and floating-rate debt securities, including both government and corporate obligations and money market funds. Investments in both fixed-rate and floating-rate interest-earning instruments carry a degree of interest-rate risk. Fixed-rate securities may have their fair value adversely impacted due to a rise in prevailing interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income related to these securities may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates or perceived credit risk related to the securities’ issuers. A hypothetical one-half percentage point change in interest rates, assuming a parallel shift of all interest rates, would result in an approximate $0.4 million change in annual interest income derived from investments in our portfolio as of May 31, 2018. For further discussion related to our investments as of May 31, 2018 and February 28, 2018, see NOTE 15—Assets and Liabilities Measured at Fair Value on a Recurring Basis to our Consolidated Financial Statements.
Investment risk
The fair value of our available-for-sale investment portfolio is subject to interest-rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in prevailing interest rates would result in an approximate $7.8 million decrease in the fair value of our available-for-sale investment securities as of May 31, 2018. For further discussion related to our investments as of May 31, 2018 and February 28, 2018, see NOTE 15—Assets and Liabilities Measured at Fair Value on a Recurring Basis to our Consolidated Financial Statements.
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
Accounts receivable
As of May 31, 2018 and February 28, 2018, no individual customer accounted for 10% or more of our total accounts receivable.
Foreign currency risk
Approximately 45.6% of our revenue for the three months ended May 31, 2018 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component of net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency statements results in increased revenue and operating expenses for our non-U.S. operations. Similarly, our revenue and operating expenses for our non-U.S. operations decrease if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from the first quarter of our prior fiscal year ended February 28, 2018, our revenue and operating expenses from non-U.S. operations for the three months ended May 31, 2018 would have been lower than we reported by approximately $22.5 million and $15.8 million, respectively, which would have resulted in income from operations being lower by $6.7 million.

Convertible notes
In October 2014, we issued $805.0 million of 0.25% convertible notes due 2019. The convertible notes have a fixed annual interest rate of 0.25%, and, therefore, we do not have economic interest-rate exposure on the convertible notes. However, the fair value of the convertible notes is exposed to interest-rate risk. Generally, the fair value of the convertible notes will increase as interest rates fall and decrease as interest rates rise. For further discussion regarding the fair value of the convertible notes, see NOTE 8—Convertible Notes to our Consolidated Financial Statements.
In connection with the sale of the convertible notes, we entered into convertible note hedge transactions and warrant transactions. The convertible note hedge transactions are expected to offset, to the extent that the market price per share of our common stock does not exceed $101.65, the potential dilution with respect to shares of our common stock upon any conversion of the convertible notes and/or offset any cash payments that we are required to make in excess of the principal amount of the converted notes, as the case may be. The warrant transactions will have a dilutive effect with respect to our common stock to the extent that the market price per share of our common stock, as measured under the terms of the warrant transactions, exceeds the applicable strike price of the warrants. However, subject to certain conditions, we may elect to settle all of the warrants in cash. The initial strike price of the warrants is $101.65 per share. The number of shares of our common stock underlying the warrants is 10,965,630 shares, subject to anti-dilution adjustments. The convertible note hedge and warrants are both considered indexed to our common stock and classified as equity; therefore, the convertible note hedge and warrants are not accounted for as derivative instruments.
Derivative instruments
We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. From time to time we enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable and fixed-purchase obligations denominated in a currency other than the functional currency of the respective operating entity. All derivative instruments are recorded on the Consolidated Balance Sheets at their respective fair values. We generally elect not to prepare and maintain the documentation required to qualify our forward contracts for hedge accounting treatment and, therefore, changes in fair value are recorded in our Consolidated Statements of Operations. For further discussion related to our management of foreign currency risk, see NOTE 6—Derivative Instruments to our Consolidated Financial Statements.
The aggregate notional amount of outstanding forward contracts at May 31, 2018 was $49.7 million. The fair value of these outstanding contracts at May 31, 2018 was a gross $0.1 million asset and a gross $0.8 million liability, and is recorded in Other current assets and Accounts payable and accrued expenses, respectively, on our Consolidated Balance Sheets. The forward contracts generally expire within three months of the period ended May 31, 2018. The forward contracts will settle in Australian dollars, Euros, Hong Kong dollars, Japanese yen, Norwegian krona, Singapore dollars, Swedish krona and Swiss francs.
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
Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended May 31, 2018, we implemented a new revenue recognition software tool and related internal controls in connection with our adoption of ASC 606 effective March 1, 2018. There were no other changes in our internal control over financial reporting during the fiscal quarter ended May 31, 2018 with respect to our operations that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition, errors or defects (including deviations from published specifications) in our technologies or the design architecture or implementation of third-party products upon which our offerings depend could have a material adverse effect on our business, financial condition, operating results and cash flows. For example, in January 2018, computer security researchers publicly disclosed the discovery of hardware-based security vulnerabilities known as Meltdown and Spectre. The Meltdown and Spectre vulnerabilities affect many modern microprocessors and could allow an unauthorized individual to gain access to privileged memory that would otherwise be inaccessible. While we have issued updates for our offerings designed to address the Meltdown and Spectre vulnerabilities, such updates could slow the performance of affected machines. Meltdown and Spectre and similar vulnerabilities, errors or defects in our technologies or the third-party products on which our offerings depend could cause system failures, security breaches, loss of data, performance issues or other adverse effects for our customers who may assert warranty and other claims for substantial damages against us.

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
Adoption of emerging technologies may occur more slowly or less pervasively than we expect and the revenue growth associated with these offerings may be slower than currently expected. Moreover, even if emerging technologies are adopted widely by enterprises, our offerings in these areas may not attract a sufficient number of users or generate attractive financial results. We incur expenses associated with these offerings in advance of our ability to generate associated revenue. Demand for our emerging technology offerings may unfavorably impact demand for our other offerings, including software subscriptions and related professional services. For example, revenue growth in our Middleware portfolio has moderated as customers shift their workloads from traditional Java deployments to containerized environments with middleware-as-a-service on OpenShift. If the market for our emerging technologies offerings fails to develop adequately, it could have an adverse effect on our business, financial condition, operating results and cash flows.
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
If our customers do not renew their subscription agreements with us, if they renew on less favorable terms, or they renew their subscription agreements prior to the expiration of such agreements, our business, financial results, operating results and cash flows may be adversely affected.
Our customers may not renew their subscriptions after the expiration of their subscription agreements and in fact some customers elect not to do so. In addition, our customers may choose a lower-priced edition of our offerings, fewer subscriptions or to renew their subscription agreements prior to the expiration of such agreements. We have limited historical data with respect to rates of customer subscription renewals, so we cannot accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our offerings and their ability to continue their operations and spending levels. If we experience a decline in the renewal rates or a change in renewal timing for our customers or they opt for lower-priced editions of our offerings or fewer subscriptions, our business, financial condition, operating results and cash flows may be adversely affected.
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
As we expand international operations, our exposure to exchange rate fluctuations may increase. We may use financial instruments, primarily forward purchase contracts, to economically hedge currency commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations. If these hedging activities are not successful or we change or reduce these hedging activities in the future, we may experience significant unexpected expenses from fluctuations in exchange rates. For information regarding our hedging activity, see Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”
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

We earn a significant amount of our operating income from outside the U.S., and any repatriation of funds currently held in foreign jurisdictions that are not permanently reinvested may result in higher effective tax rates for the Company. For example, as a consequence of the Tax Act, foreign earnings are now deemed to be repatriated, resulting in a higher effective tax rate for the Company’s fiscal year ended February 28, 2018. In addition, the Tax Act will significantly impact how U.S. multinational corporations are taxed on foreign earnings. Numerous countries are evaluating their existing tax laws due in part, to recommendations made by the Organization for Economic Co-operation and Development’s (“OECD’s”) Base Erosion and Profit Shifting (“BEPS”) project and in response to the changes in U.S. tax laws. Although we cannot predict whether or in what form any legislation based on such proposals may be adopted by the countries in which we do business, future tax reform based on such proposals may increase the amount of taxes we pay and adversely affect our operating results and cash flows.
Because we recognize revenue from subscriptions over the term of the subscription, downturns or upturns in sales may not be immediately reflected in our operating results.
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

For example, in May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, now commonly referred to as Accounting Standards Codification Topic 606 (“ASC 606”). This guidance was effective for us beginning the first quarter of our fiscal year ending February 28, 2019 and we have adopted ASC 606 using the full retrospective transition method. While the adoption of the new standard does not change the cash flows received from our contracts with customers, its adoption could adversely affect our financial position or operating results.We have implemented a new revenue recognition software tool in connection with our adoption of ASC 606. If the new software tool does not work as expected and we incur additional costs or any new or revised internal controls implemented as a result of the adoption of ASC 606 are insufficient, this could have an adverse effect on our financial position, operating results or cash flows.
For a discussion of the impact that the implementation of ASC 606 has had and is expected to have on our consolidated financial statements and related disclosures, see NOTE 2—Summary of Significant Accounting Policies to our Consolidated Financial Statements in Part I, Item 1, “Financial Statements.”
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
Future fluctuations and uncertainty in economic and market conditions could adversely affect the market value of our investments, and we could record additional impairment charges and lose some or all of the principal value of investments in our portfolio. A total loss of an investment or a significant decline in the value of our investment portfolio could adversely affect our financial condition and operating results. For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, see Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”
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
Prior to April 1, 2019, holders of the convertible notes may elect to convert their notes during any fiscal quarter (and only during such fiscal quarter) if the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to the conversion price of the convertible notes (the “Conversion Condition”). The Conversion Condition was met for the convertible notes during the fiscal quarters ended August 31, 2017 through May 31, 2018, which means that the holders of the convertible notes may elect to convert such notes at their option at any time during the fiscal quarter ending August 31, 2018. If one or more holders elect to convert their convertible notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share) or electing to have a financial institution accept convertible notes in exchange for cash and/or shares of common stock, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

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
Unregistered Sales of Equity Securities
During the three months ended May 31, 2018, the Company issued 185,252 shares of its unregistered common stock upon settlement of conversions of an aggregate of $26.0 million in principal amount of the convertible notes. These shares of the Company’s common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
The table below sets forth information regarding the Company’s purchases of its common stock during its first fiscal quarter ended May 31, 2018:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)(2)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
March 1, 2018—March 31, 2018	8,816	$148.58	8,806	$397.4	million
April 1, 2018—April 30, 2018	1,240,348	$158.72	763,792	$277.7	million
May 1, 2018—May 31, 2018	361,220	$117.74	176,040	$248.7	million
Total	1,610,384		948,638
__________

(1)
During the three months ended May 31, 2018, the Company withheld an aggregate of 476,507 shares of its common stock (with a weighted average share price of $161.78) from employees to satisfy minimum tax withholding obligations relating to the vesting of restricted share awards. These shares were not withheld pursuant to the programs described in Note (3) below.

(2)
In connection with the convertible note conversions settled during the three months ended May 31, 2018, the Company exercised a portion of the options that are part of the convertible note hedge transactions and acquired 185,239 shares of its common stock. The counterparties to the convertible note hedge transactions may be deemed to be an “affiliate purchaser” and may have purchased the shares of the Company’s common stock deliverable to the Company upon the exercise of the options.

(3)
On June 21, 2018, the Company announced that its Board authorized a new $1.0 billion repurchase program effective July 1, 2018 and the prior $1.0 billion repurchase program in effect since July 1, 2016 expired on June 30, 2018. See NOTE 18—Subsequent Events for additional information regarding the Company’s new share repurchase program.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Provided Herewith	Form	File No.	Exhibit	Filing Date

10.1*	Executive Base Salaries and Target Award Amounts under Red Hat, Inc.’s Executive Variable Compensation Plan for the Fiscal Year Ending February 28, 2019		8-K	001-33162	99.1	May 10, 2018

10.2*	Peer Group for PSUs Granted in FY19		8-K	001-33162	99.2	May 10, 2018

10.3*	Form of Operating Performance Share Unit Agreement adopted May 6, 2018	X

10.4*	Form of Total Shareholder Return Performance Share Unit Agreement adopted May 6, 2018	X

10.5*	Form of Restricted Stock Agreement adopted May 6, 2018	X

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

RED HAT, INC.

Date:	July 9, 2018	By:	/S/ JAMES M. WHITEHURST
James M. Whitehurst President, Chief Executive Officer (Duly Authorized Officer on Behalf of the Registrant)

RED HAT, INC.

Date:	July 9, 2018	By:	/S/ ERIC R. SHANDER
Eric R. Shander Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)