Form 10-Q
period 2018-08-31
RED HAT INC
filed 2018-10-09
CIK 1087423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
As of October 5, 2018, there were 175,973,678 shares of common stock outstanding.

RED HAT, INC.

		Page
CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS		3

	PART I FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS
	Consolidated Balance Sheets at August 31, 2018 (unaudited) and February 28, 2018 (derived from audited financial statements)	4
	Consolidated Statements of Operations for the three and six months ended August 31, 2018 (unaudited) and 2017 (unaudited)	5
	Consolidated Statements of Comprehensive Income for the three and six months ended August 31, 2018 (unaudited) and 2017 (unaudited)	6
	Consolidated Statements of Cash Flows for the three and six months ended August 31, 2018 (unaudited) and 2017 (unaudited)	7
	Notes to Consolidated Financial Statements (unaudited)	8
	NOTE 1—Company
	NOTE 2—Summary of Significant Accounting Policies
	NOTE 3—Accounts Receivable
	NOTE 4—Identifiable Intangible Assets
	NOTE 5—Deferred Selling Costs
	NOTE 6—Derivative Instruments
	NOTE 7—Income Taxes
	NOTE 8—Convertible Notes
	NOTE 9—Commitments and Contingencies
	NOTE 10—Legal Proceedings
	NOTE 11—Stockholders’ Equity
	NOTE 12—Deferred Revenue and Performance Obligations
	NOTE 13—Earnings Per Share
	NOTE 14—Share-based Awards
	NOTE 15—Assets and Liabilities Measured at Fair Value on a Recurring Basis
	NOTE 16—Segment Reporting
	NOTE 17—Business Combinations

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	31
ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	49
ITEM 4:	CONTROLS AND PROCEDURES	51

	PART II OTHER INFORMATION
ITEM 1:	LEGAL PROCEEDINGS	52
ITEM 1A:	RISK FACTORS	52
ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	73
ITEM 6:	EXHIBITS	74

SIGNATURES		75

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

PART I

ITEM 1.	FINANCIAL STATEMENTS

RED HAT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands—except share and per share amounts)

	August 31, 2018 (Unaudited)	February 28, 2018 (1)
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$1,503,515	$1,724,132
Investments in debt and equity securities, short-term	264,945	318,358
Accounts receivable, net of allowances for doubtful accounts of $2,777 and $2,167, respectively	516,008	806,744
Prepaid expenses	247,197	267,197
Other current assets	46,088	25,666
Total current assets	2,577,753	3,142,097
Property and equipment, net of accumulated depreciation and amortization of $294,252 and $269,429, respectively	195,230	206,105
Goodwill	1,278,478	1,288,830
Identifiable intangibles, net	213,260	224,953
Investments in debt securities, long-term	389,402	430,442
Deferred tax assets, net	83,761	92,606
Other assets, net	68,984	89,460
Total assets	$4,806,868	$5,474,493
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$405,970	$427,139
Deferred revenue, short-term	1,683,503	1,853,719
Other current obligations	544	843
Convertible notes	4,435	23,806
Total current liabilities	2,094,452	2,305,507
Deferred revenue, long-term	709,746	741,453
Convertible notes	512,095	744,194
Other long-term obligations	200,771	205,215
Commitments and contingencies (NOTES 9 and 10)
Stockholders’ equity:
Preferred stock, $0.0001 per share par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 per share par value, 300,000,000 shares authorized, 241,789,438 and 238,688,708 shares issued, and 175,859,770 and 177,073,904 shares outstanding, respectively	24	24
Additional paid-in capital	2,576,560	2,416,080
Retained earnings	1,820,124	1,619,688
Treasury stock, at cost, 65,929,668 and 61,614,804 shares, respectively	(3,055,268)	(2,525,072)
Accumulated other comprehensive loss	(51,636)	(32,596)
Total stockholders’ equity	1,289,804	1,478,124
Total liabilities and stockholders’ equity	$4,806,868	$5,474,493

____________________

(1)
Derived from audited financial statements except for line items adjusted by the retrospective application of ASC 606. See NOTE 2—Summary of Significant Accounting Policies for detailed information on adoption of ASC 606.

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands—except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	August 31, 2018	August 31, 2017 (1)	August 31, 2018	August 31, 2017 (1)
Revenue:
Subscriptions	$722,699	$637,562	$1,434,220	$1,234,070
Training and services	100,048	85,793	202,057	166,081
Total revenue	822,747	723,355	1,636,277	1,400,151
Cost of revenue:
Subscriptions	51,931	46,324	104,104	89,957
Training and services	66,999	60,393	137,525	117,456
Total cost of revenue	118,930	106,717	241,629	207,413
Gross profit	703,817	616,638	1,394,648	1,192,738
Operating expense:
Sales and marketing	334,380	278,317	683,195	572,640
Research and development	166,308	141,809	332,814	278,972
General and administrative	68,573	61,722	131,927	116,592
Total operating expense	569,261	481,848	1,147,936	968,204
Income from operations	134,556	134,790	246,712	224,534
Interest income	7,855	4,612	15,689	8,605
Interest expense	4,808	6,081	11,127	12,166
Other expense, net	(2,457)	(1,260)	(4,651)	(1,846)
Income before provision for income taxes	135,146	132,061	246,623	219,127
Provision for income taxes	48,292	34,973	46,579	46,725
Net income	$86,854	$97,088	$200,044	$172,402
Net income per share:
Basic	$0.49	$0.55	$1.13	$0.97
Diluted	$0.46	$0.53	$1.06	$0.94
Weighted average shares outstanding:
Basic	176,746	177,257	177,024	177,250
Diluted	186,936	183,021	188,061	182,460
____________________

(1)	As adjusted to reflect the impact of the retrospective application of ASC 606. See NOTE 2—Summary of Significant Accounting Policies for detailed information on adoption of ASC 606.

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	August 31, 2018	August 31, 2017 (1)	August 31, 2018	August 31, 2017 (1)
Net income	$86,854	$97,088	$200,044	$172,402
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(8,459)	31,861	(19,290)	54,531
Available-for-sale securities:
Unrealized gain on available-for-sale securities during the period	416	990	454	1,154
Reclassification for loss (gain) realized on available-for-sale securities, reported in Other expense, net	3	—	(125)	—
Tax benefit (expense)	(95)	(287)	(79)	(509)
Net change in available-for-sale securities (net of tax)	324	703	250	645
Total other comprehensive (loss) income	(8,135)	32,564	(19,040)	55,176
Comprehensive income	$78,719	$129,652	$181,004	$227,578
____________________

(1)	As adjusted to reflect the impact of the retrospective application of ASC 606. See NOTE 2—Summary of Significant Accounting Policies for detailed information on adoption of ASC 606.

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	August 31, 2018	August 31, 2017 (1)	August 31, 2018	August 31, 2017 (1)
Cash flows from operating activities:
Net income	$86,854	$97,088	$200,044	$172,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,666	24,136	53,720	45,953
Amortization of debt discount and transaction costs	4,570	5,570	10,408	11,110
Repayments of convertible notes attributable to debt discount	(32,563)	—	(32,563)	—
Deferred income taxes	(293)	(359)	(3,688)	7,558
Share-based compensation expense	52,686	46,947	98,691	90,665
Net amortization of bond premium on debt securities available for sale	543	2,439	1,286	4,875
Other	2,553	571	3,650	1,532
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(22,049)	17,036	277,390	225,797
Other receivables	14,915	(949)	(20,245)	(20,346)
Prepaid expenses	6,280	(11,793)	31,662	231
Accounts payable and accrued expenses	26,937	2,010	(1,705)	(53,316)
Deferred revenue	(33,786)	(40,575)	(138,378)	(86,292)
Other	(521)	775	(1,321)	599
Net cash provided by operating activities	132,792	142,896	478,951	400,768
Cash flows from investing activities:
Purchase of investment in debt securities available for sale	(9,725)	(109,669)	(118,061)	(259,193)
Proceeds from maturities of investment in debt securities available for sale	106,050	105,303	193,054	217,344
Proceeds from sales of investment in debt securities available for sale	7,966	—	8,491	14,324
Proceeds from sales of strategic equity investments	—	—	1,300	—
Acquisition of businesses, net of cash acquired	—	(83,965)	—	(83,965)
Purchase of developed software and other intangible assets	(3,258)	(7,671)	(6,124)	(9,445)
Purchase of property and equipment	(13,653)	(25,781)	(26,616)	(51,681)
Other	—	(189)	(986)	(189)
Net cash provided by (used in) investing activities	87,380	(121,972)	51,058	(172,805)
Cash flows from financing activities:
Proceeds from exercise of common stock options	189	862	1,064	3,830
Proceeds from employee stock purchase program	13,685	10,952	28,947	22,713
Payments related to net settlement of share-based compensation awards	(17,638)	(7,413)	(94,732)	(48,423)
Purchase of treasury stock	(250,035)	(75,015)	(400,054)	(137,002)
Payments on other borrowings	(250)	(418)	(549)	(861)
Repayments of convertible notes attributable to principal	(211,990)	—	(237,943)	—
Net cash used in financing activities	(466,039)	(71,032)	(703,267)	(159,743)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(19,098)	29,959	(47,359)	51,280
Net (decrease) increase in cash, cash equivalents and restricted cash	(264,965)	(20,149)	(220,617)	119,500
Cash, cash equivalents and restricted cash at beginning of the period	1,768,480	1,230,457	1,724,132	1,090,808
Cash, cash equivalents and restricted cash at end of the period	$1,503,515	$1,210,308	$1,503,515	$1,210,308
Restricted cash included in cash, cash equivalents and restricted cash	$1,137	$3,104	$1,137	$3,104
____________________

(1)	As adjusted to reflect the impact of the retrospective application of ASC 606. See NOTE 2—Summary of Significant Accounting Policies for detailed information on adoption of ASC 606.

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
NOTE 2—Summary of Significant Accounting Policies
Basis of presentation
The unaudited interim consolidated financial statements as of and for the three and six months ended August 31, 2018 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement of the consolidated balance sheets, consolidated operating results, consolidated other comprehensive income and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). Operating results for the three and six months ended August 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2019. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. These unaudited financial statements should be read in conjunction with the Company’s Consolidated Financial Statements, including notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2018. Other than the accounting pronouncement adopted during the three months ended May 31, 2018 related to accounting for revenue from contracts with customers as described below, there have been no changes to the Company’s significant accounting policies from those described in NOTE 2—Summary of Significant Accounting Policies to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2018.
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
Certain amounts for the three and six months ended August 31, 2017 have been reclassified to conform to the current period presentation.
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

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Subscription revenue
Subscription revenue is comprised of direct and indirect sales of subscriptions relating to Red Hat technologies. Accounts receivable and deferred revenue are recorded at the time a customer enters into a binding and non-cancellable subscription agreement for the purchase of a subscription, subscription services are made available to the customer and the customer is billed. The deferred revenue amount is recognized as revenue ratably over the subscription period. Red Hat technologies are generally offered with base subscription periods of either one year or three years; the majority of the Company’s subscriptions have terms of one year. Under these subscription agreements, renewal rates are generally specified for renewal terms of one year or three years. Subscriptions generally entitle the end user to the technology itself and post-contract customer support, generally consisting of varying levels of support services as well as access to security updates, fixes, functionality enhancements, upgrades to the technologies, each on an if and when available basis, and compatibility with an ecosystem of certified hardware and software, during the term of the subscription. The Company sells its offerings through two principal channels: (1) direct, which includes sales by the Company’s sales force as well as web store sales, and (2) indirect, which includes certified cloud and service providers (“CCSPs”), distributors, original equipment manufacturers (“OEMs”), systems integrators and value added resellers.
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
Training and services revenue
Training and services revenue is comprised of revenue for consulting, engineering and customer training courses or units and education services. Consulting services consist of time-based units or fixed-fee arrangements. For time-based arrangements, revenue is recognized over time as these services are performed and for fixed-fee arrangements, revenue is recognized based on the proportion of services performed. Engineering services represent revenue earned under fixed-fee arrangements with the Company’s OEM partners and other customers to provide for significant modification and customization of Red Hat technologies. The Company recognizes revenue for these fixed-fee engineering services based on a proportional performance basis using actual costs incurred to date over the estimated total projected costs, which includes a representative profit margin. A representative profit margin is determined based on analysis of a population of similar contracts by region. Revenue for customer training and education services is recognized on the dates the services are performed.
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
Recent accounting pronouncements
Accounting pronouncements adopted
In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). The FASB issued ASU 2018-02 to give entities the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) to retained earnings. The Company adopted ASU 2018-02 as of June 1, 2018. The Company opted not to reclassify tax effects stranded in accumulated other comprehensive income as a result of the enactment of the Tax Act to retained earnings.
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
In May 2014, the FASB issued ASC 606 to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. ASC 606 requires the recognition of revenue when control of performance obligations as stipulated in the contracts, is transferred to a customer for an amount that reflects the consideration the entity expects to receive in exchange promised goods and services. The standard also includes Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, ASC 606 and Subtopic 340-40 are referred to as “ASC 606.”

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
Select adjusted unaudited financial statement information, which reflects the Company’s adoption of ASC 606, is set forth below.
Consolidated balance sheets (in thousands):

	February 28, 2018
	As Reported	Adjustments	As Adjusted
Prepaid expenses	$260,092	$7,105	$267,197
Deferred tax assets, net	$93,300	$(694)	$92,606
Other assets, net	$87,924	$1,536	$89,460
Accounts payable and accrued expenses	$427,086	$53	$427,139
Retained earnings	$1,611,794	$7,894	$1,619,688
Consolidated statements of operations (in thousands, except per share amounts):

	Three Months Ended August 31, 2017			Six Months Ended August 31, 2017
	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
Operating expense:
Sales and marketing	$278,548	$(231)	$278,317	$575,007	$(2,367)	$572,640
Net income	$96,859	$229	$97,088	$170,049	$2,353	$172,402
Net income per share:
Basic	$0.55	$—	$0.55	$0.96	$0.01	$0.97
Diluted	$0.53	$—	$0.53	$0.93	$0.01	$0.94
The Company’s adoption of ASC 606 had no impact on net cash provided by or used in operating, investing or financing activities for any of the periods reported.
Accounting pronouncements being evaluated
In August 2018, the FASB issued Accounting Standards Update 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) (“ASU 2018-15”). The FASB issued ASU 2018-15 to align the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license. The guidance is effective for the Company as of the first quarter of its fiscal year ending February 28, 2020, with early adoption permitted. The Company is currently evaluating the impact that this updated standard will have on its consolidated financial statements.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The FASB issued ASU 2016-02 to increase transparency and comparability among organizations with respect to accounting for leases. Under ASU 2016-02, lessees will recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. This guidance is effective for the Company as of the first quarter of its fiscal year ending February 28, 2020. Along with ASU 2016-02, the Company is also evaluating Accounting Standards Update 2018-10, Codification Improvements to Topic 842 Leases (“ASU 2018-10”) and Accounting Standards Update 2018-11, Targeted Improvements to Topic 842 Leases (“ASU 2018-11”). The Company expects to adopt the transition method, which will not require adjustments to comparative periods nor require modified disclosures in those comparative periods. Upon adoption, the Company expects to elect the transition package of practical expedients permitted within the new standard, which among other things, allows the carryforward of the historical lease classification. The Company continues to evaluate which other, if any, practical expedients will be elected.
The Company continues to assess the impact of ASU 2016-02, ASU 2018-10 and ASU 2018-11, now commonly referred to as Accounting Standards Codification Topic 842 (“ASC 842”), including for example, any potential changes to and investments in the Company’s policies, processes, systems and internal controls over financial reporting that may be required to comply with the new guidance related to identifying and measuring right-of-use assets and lease liabilities. While the Company continues to evaluate the effect of adopting this guidance on its consolidated financial statements and related disclosures, it is expected that the operating leases, as disclosed in NOTE 13—Commitments and Contingencies contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2018, will be reported in the consolidated balance sheets upon adoption.
NOTE 3—Accounts Receivable
Accounts receivable are presented net of an allowance for doubtful accounts. Activity in the Company’s allowance for doubtful accounts is presented in the following table (in thousands):

As of	Balance at beginning of period	Charged to (recovery of) expense	Adjustments (1)	Balance at end of period
February 28, 2018	$2,791	172	(796)	$2,167
August 31, 2018	$2,167	1,398	(788)	$2,777
_______________

(1)	Represents foreign currency translation adjustments and amounts written-off as uncollectible accounts receivable.
Included in accounts receivable, net of allowance for doubtful accounts, are unbilled receivables of $32.2 million and $25.8 million as of August 31, 2018 and February 28, 2018, respectively.
As of August 31, 2018, the Company had one customer whose accounts receivable balance individually represented 12% of total accounts receivable. As of February 28, 2018, no individual customer accounted for 10% or more of the Company’s total accounts receivable.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 4—Identifiable Intangible Assets
Identifiable intangible assets consist primarily of trademarks, copyrights and patents, purchased technologies, customer and reseller relationships and covenants not to compete, all of which are amortized over the estimated useful life, generally on a straight-line basis, with the exception of customer and reseller relationships, which are generally amortized over the greater of straight-line over the estimated useful life or the related asset’s pattern of economic benefit. Useful lives range from two years to 10 years. As of August 31, 2018 and February 28, 2018, trademarks with an indefinite estimated useful life totaled $11.6 million and $12.0 million, respectively. The following is a summary of identifiable intangible assets (in thousands):

	August 31, 2018			February 28, 2018
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$171,850	$(76,812)	$95,038	$167,005	$(70,749)	$96,256
Purchased technologies	210,710	(103,294)	107,416	208,096	(93,748)	114,348
Customer and reseller relationships	105,949	(98,202)	7,747	106,076	(95,558)	10,518
Covenants not to compete	15,939	(14,486)	1,453	15,861	(14,324)	1,537
Other intangible assets	8,833	(7,227)	1,606	8,833	(6,539)	2,294
Total identifiable intangible assets	$513,281	$(300,021)	$213,260	$505,871	$(280,918)	$224,953
Amortization expense associated with identifiable intangible assets recognized in the Company’s Consolidated Financial Statements is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
Cost of revenue	$6,219	$4,670	$12,704	$8,850
Sales and marketing	1,400	1,583	2,762	3,042
Research and development	35	35	69	69
General and administrative	2,380	2,227	4,753	4,053
Total amortization expense	$10,034	$8,515	$20,288	$16,014

NOTE 5—Deferred Selling Costs
Deferred selling costs include commissions paid to the Company’s sales associates that are the incremental costs incurred to obtain contracts with customers. The commissions are deferred and amortized over a period to approximate the period of the subscription term. For further discussion on deferred commissions, see NOTE 2—Summary of Significant Accounting Policies. Current and non-current deferred commissions are included in Prepaid expenses and Other assets, respectively, in the Company’s Consolidated Balance Sheets and are as follows (in thousands):

	August 31, 2018	February 28, 2018 (1)
Deferred commissions, current	$175,272	$188,944
Deferred commissions, non-current	32,457	48,653
Total deferred commissions	$207,729	$237,597
____________________

(1)	As adjusted to reflect the impact of the retrospective application of ASC 606. See NOTE 2—Summary of Significant Accounting Policies for detailed information on adoption of ASC 606.
Amortization of deferred commissions is included in Sales and marketing expense in the Company’s Consolidated Statements of Operations. Amortization expense related to deferred commissions totaled $56.9 million and $41.2 million for the three months ended August 31, 2018 and August 31, 2017, respectively. Amortization expense related to deferred commissions totaled $113.1 million and $85.3 million for the six months ended August 31, 2018 and August 31, 2017, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 6—Derivative Instruments
The Company transacts business in various foreign countries and is, therefore, subject to risk of foreign currency exchange rate fluctuations. From time to time, the Company enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. All derivative instruments are recorded in the Consolidated Balance Sheets at their respective fair values. The Company has elected not to prepare and maintain the documentation required to qualify for hedge accounting treatment and, therefore, changes in fair value are recorded in the Consolidated Statements of Operations. See NOTE 15—Assets and Liabilities Measured at Fair Value on a Recurring Basis for information regarding the fair value hierarchy of derivative instruments.
The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows (in thousands):

	August 31, 2018			Classification of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended August 31, 2018	Six Months Ended August 31, 2018
	Balance Sheet Classification	Fair Value	Notional Value
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$147	$37,815	Other expense, net	$282	$571
Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	(83)	22,201	Other expense, net	(314)	(1,450)
Total		$64	$60,016		$(32)	$(879)

	August 31, 2017			Classification of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended August 31, 2017	Six Months Ended August 31, 2017
	Balance Sheet Classification	Fair Value	Notional Value
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$203	$24,166	Other expense, net	$675	$1,280
Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	(57)	12,748	Other expense, net	(263)	(583)
Total		$146	$36,914		$412	$697

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
On August 21, 2018, the Internal Revenue Service issued Notice 2018–68 providing guidance regarding amendments to Section 162(m) of the Internal Revenue Code contained in the Tax Act (“IRS Guidance”), which limit tax deductions for compensation granted to certain executives. As a result of this guidance, our provision for income taxes for the three and six months ended August 31, 2018 includes the impact of this tax deduction limitation. For the three and six months ended August 31, 2018, the Company recorded a tax charge of approximately $18.0 million resulting primarily from the write-off of deferred tax assets associated with the non-deductibility of certain share-based compensation and the reversal of certain share-based compensation benefits previously recognized during the three months ended May 31, 2018.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In December 2017, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC Topic 740—Income Taxes (“ASC 740”). The Company has calculated as final its re-measurement of deferred taxes and uncertain tax positions. While the Company has substantially completed its provisional analysis of the income tax effects of the Tax Act and recorded a reasonable estimate of such effects, the Company regards as provisional the transition tax, withholding and other taxes on future repatriation of cash, and the accounting for compensation accruals. These provisional tax effects may differ during the measurement period, possibly materially, due to further refinement of the calculations, changes in interpretations and assumptions made, and additional guidance that may be issued by the Department of the U.S. Treasury, the Internal Revenue Service, and other regulatory and standard setting bodies. The Company will complete its analysis within fiscal 2019 consistent with the guidance provided in SAB 118, and any adjustments during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined. The $18.0 million additional tax expense resulting from the IRS Guidance discussed above is an adjustment during the SAB 118 measurement period.
The effective tax rate for the three and six months ended August 31, 2018 of 35.7% and 18.9%, respectively, differed from the U.S. federal statutory rate of 21% primarily due to impacts from share-based compensation, research tax credits and the impact from the Tax Act. Tax expense for the three and six months ended August 31, 2018 included net discrete tax expense of $15.7 million and net discrete excess tax benefits of $11.1 million, respectively, primarily related to the impact from share-based compensation, inclusive of the $18.0 million adjustment under SAB 118.
For the three and six months ended August 31, 2017, the Company’s then-effective tax rate of 26.5% (1) and 21.3% (1), respectively, differed from the U.S. federal statutory rate of 35% primarily due to excess tax benefits from share-based compensation, foreign income taxed at lower rates, research tax credits and the domestic-production-activities deduction. Tax expense for the three and six months ended August 31, 2017 included net discrete tax benefits of $1.4 million and $13.1 million, respectively, primarily related to net excess tax benefits from share-based compensation.
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
As of August 31, 2018, it is reasonably possible that total unrecognized tax benefits may be reduced by up to $0.5 million within the next 12 months primarily as a result of statutes of limitations expirations in various tax jurisdictions, all of which would affect the Company’s effective tax rate.
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
At their option, holders may convert their convertible notes prior to the close of business on the business day immediately preceding April 1, 2019, only upon the occurrence of certain circumstances. For example, during any fiscal quarter commencing after the fiscal quarter ended on November 30, 2014 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price, the convertible notes become convertible at the holders’ option. The price of the Company’s common stock was greater than or equal to 130% of the conversion price, which is $95.43, for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of each of the fiscal quarters ended August 31, 2017 through August 31, 2018. Therefore, as of August 31, 2018, the convertible notes remain convertible at the holders’ option until November 30, 2018.
On and after April 1, 2019, holders may convert their convertible notes at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the convertible notes.
During the second quarter of the fiscal year ending February 28, 2019, the Company settled notices of conversion with respect to $244.6 million aggregate principal amount of the convertible notes and elected to settle such conversions by paying cash for the principal amount and issuing 1,774,798 shares of common stock for the excess conversion value. During the three and six months ended August 31, 2018, the Company recognized a loss on settled conversions of $1.4 million and $1.7 million, respectively. Total settled conversions as of August 31, 2018 amounted to $270.5 million aggregate principal amount of the convertible notes. The Company expects to settle conversions of $4.6 million in principal amount of the convertible notes in the third quarter of the fiscal year ending February 28, 2019 by paying cash for the principal amount and issuing shares of common stock for the excess conversion value. The Company continues to receive conversion requests and as of October 5, 2018, such incremental requests totaled $11.4 million in principal amount of the convertible notes. The aggregate principal amount of the convertible notes remaining is expected to be $518.5 million after the expected conversion settlements as discussed above and the incremental conversion requests received as of October 5, 2018.
Based on the closing price of the Company’s common stock of $147.73 on the last trading day of the second quarter of the fiscal year ending February 28, 2019, the if-converted value of the convertible notes as of August 31, 2018 exceeded their principal amount by approximately $541.1 million.
The Company continues to classify the net carrying amount of the convertible notes as a long-term liability, except for $4.4 million, classified as current and expected to be cash-settled within the next fiscal quarter. The equity component of the convertible notes will continue to be classified as additional paid-in capital because the Company has the option to settle the principal amount in shares and the convertible notes’ maturity date is more than 12 months away. However, it is the Company’s intent to settle the principal amount of the convertible notes in cash.
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

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In accounting for the issuance of the convertible notes, the Company separated the convertible notes into liability and equity components. The Company allocated the total transaction costs incurred to the liability and equity components based on their relative fair values. Issuance costs attributable to the liability component are being amortized to interest expense over the term of the convertible notes. The excess of the face value of the convertible notes as a whole over the carrying amount of the liability component (the “debt discount”) is being amortized to interest expense over the term of the convertible notes. In addition, the debt discount is impacted by the derecognition of the original debt discount on early settlements of convertible notes. The convertible notes consisted of the following (in thousands):

	August 31, 2018	February 28, 2018
Liability component:
Principal	$534,454	$804,966
Less: debt issuance costs	(3,163)	(4,695)
Less: debt discount	(14,761)	(32,271)
Net carrying amount	$516,530	$768,000
Equity component (1)	$64,327	$96,890
__________
(1) Recognized in the Consolidated Balance Sheets in Additional paid-in capital.
The following table includes total interest expense recognized related to the convertible notes (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
Coupon rate 0.25% per year, payable semiannually	$215	$503	$686	$1,006
Amortization of convertible note issuance costs — liability component	701	680	1,532	1,353
Accretion of debt discount	3,869	4,890	8,876	9,757
Total interest expense related to convertible notes	$4,785	$6,073	$11,094	$12,116
The fair value of the convertible notes, which was determined based on inputs that are observable in the market (Level 2), and the carrying value of convertible notes (the carrying value excludes the equity component of the convertible notes classified in equity) is as follows (in thousands):

	August 31, 2018
	Fair Value	Carrying Value
Convertible notes	$516,641	$516,530
Convertible note hedge transactions and warrant transactions
On October 1, 2014, the Company entered into convertible note hedge transactions and warrant transactions with certain of the initial purchasers of the convertible notes or their respective affiliates. In connection with the conversions of the convertible notes that settled in the second quarter of the fiscal year ending February 28, 2019, the Company exercised a portion of the options that are part of the convertible note hedge transactions for 1,774,754 shares of the Company’s common stock.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The convertible note hedge transactions are expected to offset, to the extent the Company’s common stock per share price does not exceed $101.65, the potential dilution with respect to shares of the Company’s common stock upon any conversion of the convertible notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted notes, as the case may be. To partially offset the $148.0 million cost of the convertible note hedge transactions, the Company issued warrants and received proceeds of $79.8 million. The number of shares of the Company’s common stock underlying the warrants total 10,965,630, the number of shares originally underlying the convertible notes and the convertible note hedge transactions. The combination of the convertible note hedge transactions and the warrant transactions effectively increases the initial conversion price of the convertible notes from $73.41 per share to $101.65 per share. As a result, the warrant transactions will have a dilutive effect with respect to the Company’s common stock to the extent that the market price per share of the Company’s common stock, as measured under the terms of the warrant transactions, exceeds the $101.65 strike price of the warrants. For the three and six months ended August 31, 2018, the warrants were included in the computation of diluted shares outstanding because the warrants’ exercise price was less than the average market price of the Company’s common stock during the related period. However, subject to certain conditions, the Company may elect to settle all of the warrants in cash.
NOTE 9—Commitments and Contingencies
Operating leases
As of August 31, 2018, the Company leased office space and certain equipment under various non-cancellable operating leases. Rent expense under operating leases for the three months ended August 31, 2018 and August 31, 2017 was $13.7 million and $12.8 million, respectively. Rent expense under operating leases for the six months ended August 31, 2018 and August 31, 2017 was $27.1 million and $25.3 million, respectively.
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
It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company’s obligations and the facts and circumstances involved in each particular agreement. The Company does not record a liability for claims related to indemnification unless the Company concludes that the likelihood of a material claim is probable and estimable. Payments pursuant to these indemnification claims during the three and six months ended August 31, 2018 and August 31, 2017 were, in the aggregate, immaterial.
NOTE 10—Legal Proceedings
The Company experiences routine litigation in the normal course of its business, including patent litigation. The Company presently believes that the outcome of this routine litigation will not have a material adverse effect on its financial position, results of operations or cash flows.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 11—Stockholders’ Equity
The following table summarizes the changes in the Company’s stockholders’ equity during the three months ended August 31, 2018 (in thousands):

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at May 31, 2018	239,779	$24	$2,399,925	$1,733,270	$(2,657,774)	$(43,501)	$1,431,944
Net income	—	—	—	86,854	—	—	86,854
Other comprehensive loss, net of tax	—	—	—	—	—	(8,135)	(8,135)
Vest and exercise of share-based awards	235	—	189	—	—	—	189
Common stock repurchase	—	—	17,175	—	(267,210)	—	(250,035)
Share-based compensation expense	—	—	52,686	—	—	—	52,686
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	—	(17,638)	—	—	—	(17,638)
Convertible note conversions	1,775	—	(6,075)	—	—	—	(6,075)
Exercises of convertible note hedges	—	—	130,298	—	(130,284)	—	14
Balance at August 31, 2018	241,789	$24	$2,576,560	$1,820,124	$(3,055,268)	$(51,636)	$1,289,804
The following table summarizes the changes in the Company’s stockholders’ equity during the three months ended August 31, 2017 (in thousands):

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at May 31, 2017	237,789	$24	$2,295,123	$1,433,151	$(2,350,044)	$(65,740)	$1,312,514
Net income	—	—	—	97,088	—	—	97,088
Other comprehensive income, net of tax	—	—	—	—	—	32,564	32,564
Vest and exercise of share-based awards	189	—	862	—	—	—	862
Common stock repurchase	—	—	—	—	(75,015)	—	(75,015)
Share-based compensation expense	—	—	46,947	—	—	—	46,947
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	—	(7,413)	—	—	—	(7,413)
Other adjustments	—	—	(1)	—	—	—	(1)
Balance at August 31, 2017	237,978	$24	$2,335,518	$1,530,239	$(2,425,059)	$(33,176)	$1,407,546
____________________

(1)	As adjusted to reflect the impact of the retrospective application of ASC 606. See NOTE 2—Summary of Significant Accounting Policies for detailed information on adoption of ASC 606.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes the changes in the Company’s stockholders’ equity during the six months ended August 31, 2018 (in thousands):

	Common Stock		Additional Paid-In Capital	Retained Earnings (1)	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at February 28, 2018	238,689	$24	$2,416,080	$1,619,688	$(2,525,072)	$(32,596)	$1,478,124
Net income	—	—	—	200,044	—	—	200,044
Other comprehensive loss, net of tax	—	—	—	—	—	(19,040)	(19,040)
Vest and exercise of share-based awards	1,140	—	1,064	—	—	—	1,064
Common stock repurchase	—	—	—	—	(400,054)	—	(400,054)
Share-based compensation expense	—	—	98,691	—	—	—	98,691
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	—	(94,732)	—	—	—	(94,732)
Re-issuance of treasury stock under employee stock purchase plan	—	—	18,471	—	13,740	—	32,211
Convertible note conversions	1,960	—	(6,910)	—	—	—	(6,910)
Exercises of convertible note hedges	—	—	143,896	—	(143,882)	—	14
Cumulative-effect adjustment from adoption of ASU 2016-01	—	—	—	392	—	—	392
Balance at August 31, 2018	241,789	$24	$2,576,560	$1,820,124	$(3,055,268)	$(51,636)	$1,289,804
____________________

(1)	As adjusted to reflect the impact of the retrospective application of ASC 606. See NOTE 2—Summary of Significant Accounting Policies for detailed information on adoption of ASC 606.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes the changes in the Company’s stockholders’ equity during the six months ended August 31, 2017 (in thousands):

	Common Stock		Additional Paid-In Capital	Retained Earnings (1)	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at February 28, 2017	236,805	$24	$2,294,462	$1,357,837	$(2,311,805)	$(88,352)	$1,252,166
Net income	—	—	—	172,402	—	—	172,402
Other comprehensive income, net of tax	—	—	—	—	—	55,176	55,176
Vest and exercise of share-based awards	1,173	—	3,830	—	—	—	3,830
Common stock repurchase	—	—	—	—	(137,002)	—	(137,002)
Share-based compensation expense	—	—	90,665	—	—	—	90,665
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	—	(48,423)	—	—	—	(48,423)
Re-issuance of treasury stock under employee stock purchase plan	—	—	—	—	23,748	—	23,748
Other adjustments	—	—	(5,016)	—	—	—	(5,016)
Balance at August 31, 2017	237,978	$24	$2,335,518	$1,530,239	$(2,425,059)	$(33,176)	$1,407,546
____________________

(1)	As adjusted to reflect the impact of the retrospective application of ASC 606. See NOTE 2—Summary of Significant Accounting Policies for detailed information on adoption of ASC 606.
Share repurchase programs
On June 22, 2016, the Company announced that its Board of Directors authorized the repurchase of up to $1.0 billion of Red Hat’s common stock from time to time on the open market or in privately negotiated transactions. The program commenced on July 1, 2016 and expired on June 30, 2018.
From July 1, 2016 through its expiration on June 30, 2018, the Company repurchased 8,167,871 shares of its common stock for $751.3 million under this repurchase program.
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
From its commencement on July 1, 2018 through August 31, 2018, the Company repurchased 1,744,034 shares of its common stock at an aggregate cost of $250.0 million under this repurchase program. These amounts are recognized in Treasury stock in the Company’s Consolidated Balance Sheets in addition to $17.2 million, representing 103,744 shares, reclassified from Additional paid-in capital to Treasury stock during the quarter ended August 31, 2018 for transactions related to the prior repurchase program.
As of August 31, 2018, the amount available under this program for the repurchase of the Company’s common stock was $750.0 million.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Accumulated other comprehensive loss
Accumulated other comprehensive loss was comprised of the following (in thousands):

	August 31, 2018	February 28, 2018
Accumulated loss from foreign currency translation adjustment	$(48,969)	$(29,679)
Accumulated unrealized loss, net of tax, on available-for-sale securities	(2,667)	(2,917)
Accumulated other comprehensive loss	$(51,636)	$(32,596)
NOTE 12—Deferred Revenue and Performance Obligations
Activity in the Company’s deferred revenue accounts is presented in the following table (in thousands):

	February 28, 2018	Revenue recognized from opening balance	Deferred revenue, net (1)	August 31, 2018
Deferred revenue, short-term	$1,853,719	$(619,067)	$448,851	$1,683,503
Deferred revenue, long-term	741,453	—	(31,707)	709,746
Total deferred revenue	$2,595,172	$(619,067)	$417,144	$2,393,249
____________________

(1)	Includes revenue recognized from current period customer contracts and the impact from foreign currency exchange rate fluctuations.
As of August 31, 2018, the value of customer contracts allocated to performance obligations not yet satisfied, including $2.39 billion of total deferred revenue, was approximately $3.21 billion, of which approximately 60% is expected to be recognized as revenue within the next 12 months and the remainder thereafter.
In addition to the approximately $3.21 billion of customer contract value allocated to performance obligations not yet satisfied, as of August 31, 2018, the Company has offered customers options to purchase additional services at an agreed-upon price per hour that total approximately $129.6 million.
The summation of the customer contract value allocated to performance obligations not yet satisfied and the options to purchase additional services equals approximately $3.34 billion, which the Company considers as its total backlog.
NOTE 13—Earnings Per Share
The Company computes basic net income per common share by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of shares issuable upon the exercise of stock options, vesting of share-based awards, settlement of convertible notes, or exercise of warrants.
The following table reconciles the numerators and denominators of the earnings per share (“EPS”) calculation (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	August 31, 2018	August 31, 2017 (1)	August 31, 2018	August 31, 2017 (1)
Net income available to common stockholders	$86,854	$97,088	$200,044	$172,402
Weighted average common shares outstanding	176,746	177,257	177,024	177,250
Incremental shares attributable to assumed vesting or exercise of outstanding equity award shares	2,997	3,058	3,525	3,021
Dilutive effect of convertible notes	3,699	2,706	3,801	2,189
Dilutive effect of warrants	3,494	—	3,711	—
Diluted shares	186,936	183,021	188,061	182,460
Diluted net income per share	$0.46	$0.53	$1.06	$0.94
____________________

(1)	As adjusted to reflect the impact of the retrospective application of ASC 606. See NOTE 2—Summary of Significant Accounting Policies for detailed information on adoption of ASC 606.

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
Warrants to purchase 10,965,630 shares of the Company’s common stock at $101.65 per share were outstanding during the three and six months ended August 31, 2018 and August 31, 2017. For the three and six months ended August 31, 2018, the warrants were included in the computation of diluted EPS because the warrants’ exercise price was less than the average market price of the Company’s common stock during the related period.
The following share awards are not included in the computation of diluted EPS because the aggregate value of proceeds considered received upon either exercise or vesting was greater than the average market price of the Company’s common stock during the related periods and the effect of including such share awards in the computation would be anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
Number of shares considered anti-dilutive for calculating diluted EPS	1,052	—	—	10
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
The following summarizes share-based compensation expense recognized in the Company’s Consolidated Financial Statements (in thousands):

	Three Months Ended		Six Months Ended
	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
Cost of revenue	$4,747	$4,261	$9,875	$8,209
Sales and marketing	22,824	20,817	42,344	41,430
Research and development	16,306	14,220	31,088	27,666
General and administrative	8,809	7,649	15,384	13,360
Total share-based compensation expense (1)	$52,686	$46,947	$98,691	$90,665
__________

(1)
Total share-based compensation expense included $3.8 million and $3.0 million, respectively, of expense related to the Company’s employee stock purchase plan (“ESPP”) for the three months ended August 31, 2018 and August 31, 2017 and $7.7 million and $5.9 million, respectively, for the six months ended August 31, 2018 and August 31, 2017.

Share-based compensation expense qualifying for capitalization was insignificant for each of the three and six months ended August 31, 2018 and August 31, 2017. Accordingly, no share-based compensation expense was capitalized during these periods.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes the Company’s share-based awards granted, by type:

	Three Months Ended
	August 31, 2018		August 31, 2017
	Shares and Shares Underlying Awards	Weighted Average Per Share Award Fair Value	Shares and Shares Underlying Awards	Weighted Average Per Share Award Fair Value
Service-based shares and share units	93,517	$146.20	48,443	$98.53

	Six Months Ended
	August 31, 2018			August 31, 2017
	Shares and Shares Underlying Awards		Weighted Average Per Share Award Fair Value	Shares and Shares Underlying Awards	Weighted Average Per Share Award Fair Value
Service-based shares and share units	762,967		$158.77	886,838	$86.85
Performance share units—target	173,014	(1)	$163.56	261,760	$87.99
Performance share awards	64,219	(2)	$163.56	104,362	$87.99
Total share-based awards	1,000,200		$159.91	1,252,960	$87.18
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

(2)
Certain executives were granted restricted stock awards. These shares were awarded subject to the achievement of a specified dollar amount of revenue for the fiscal year ending February 28, 2019 (the “RSA Performance Goal”). If the Company fails to achieve the RSA Performance Goal, then all such shares are forfeited. If the Company achieves the RSA Performance Goal, then 25% of the restricted stock vests on or about July 16, 2019, and the remainder vests ratably on a quarterly basis over the course of the subsequent three years, provided that the grantee’s business relationship with the Company has not ceased.

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
The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at August 31, 2018 (in thousands):

	August 31, 2018	Level 1	Level 2	Level 3
Assets:
Money markets (1)	$310,203	$310,203	$—	$—
Interest-bearing deposits (1)	58,323	—	58,323	—
Available-for-sale securities (1):
Commercial paper	285,497	—	285,497	—
U.S. agency securities	275,584	—	275,584	—
Corporate securities	315,463	—	315,463	—
Foreign currency derivatives (2)	147	—	147	—
Liabilities:
Foreign currency derivatives (3)	(83)	—	(83)	—
Total	$1,245,134	$310,203	$934,931	$—
__________

(1)
Included in Cash, cash equivalents and restricted cash, Investments in debt and equity securities, short-term or Investments in debt securities, long-term in the Company’s Consolidated Balance Sheet at August 31, 2018, in addition to $912.8 million of cash.

(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet at August 31, 2018.

(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet at August 31, 2018.

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

(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet at February 28, 2018.

(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet at February 28, 2018.
The following table represents the Company’s investments measured at fair value as of August 31, 2018 (in thousands):

					Balance Sheet Classification
	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Cash Equivalent Marketable Securities	Investments in debt and equity securities, short-term	Investments in debt securities, long-term
		Gains	Losses (1)
Money markets	$310,203	$—	$—	$310,203	$310,203	$—	$—
Interest-bearing deposits	58,323	—	—	58,323	—	58,323	—
Commercial paper	285,497	—	—	285,497	280,520	4,977	—
U.S. agency securities	279,315	—	(3,731)	275,584	—	84,290	191,294
Corporate securities	316,140	517	(1,194)	315,463	—	117,355	198,108
Total	$1,249,478	$517	$(4,925)	$1,245,070	$590,723	$264,945	$389,402
__________

(1)
As of August 31, 2018, there were $3.7 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer. The aggregate related fair value of investments with unrealized losses was $452.6 million.

The following table summarizes the stated maturities of the Company’s investment in available-for-sale securities (in thousands):

	As of August 31, 2018	Less than 1 Year	1-5 Years	More than 5 Years
Maturity of available-for-sale debt securities	$596,024	$206,622	$389,402	$—

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
(Unaudited)

The following summarizes revenue from unaffiliated customers; income (loss) from operations; total cash, cash equivalents and available-for-sale investment securities and total assets by geographic segment (in thousands):

	Americas	EMEA	Asia Pacific	Corporate (1)	Consolidated
	Three Months Ended August 31, 2018
Revenue from unaffiliated customers	$514,323	$189,303	$119,121	$—	$822,747
Income (loss) from operations	$99,196	$51,776	$36,270	$(52,686)	$134,556
	Three Months Ended August 31, 2017
Revenue from unaffiliated customers	$463,359	$159,722	$100,274	$—	$723,355
Income (loss) from operations (2)	$110,309	$41,084	$30,344	$(46,947)	$134,790
	Six Months Ended August 31, 2018
Revenue from unaffiliated customers	$1,014,629	$384,451	$237,197	$—	$1,636,277
Income (loss) from operations	$171,060	$100,636	$73,707	$(98,691)	$246,712
Total cash, cash equivalents, restricted cash and available-for-sale investment securities	$1,048,923	$630,030	$478,909	$—	$2,157,862
Total assets	$3,101,743	$1,046,326	$658,799	$—	$4,806,868
	Six Months Ended August 31, 2017
Revenue from unaffiliated customers	$901,739	$303,392	$195,020	$—	$1,400,151
Income (loss) from operations (2)	$184,899	$72,006	$58,294	$(90,665)	$224,534
Total cash, cash equivalents, restricted cash and available-for-sale investment securities	$1,122,569	$820,130	$371,717	$—	$2,314,416
Total assets (2)	$2,862,934	$1,226,136	$557,558	$—	$4,646,628
 _______________

(1)	Amounts represent share-based compensation expense that was not allocated to geographic segments.

(2)	As adjusted to reflect the impact of the retrospective adoption of ASC 606. See NOTE 2—Summary of Significant Accounting Policies for detailed information on adoption of ASC 606.
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

	Three Months Ended		Six Months Ended
	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
U.S., the Company’s country of domicile	$451,974	$417,203	$894,395	$811,745
Foreign	370,773	306,152	741,882	588,406
Total revenue from unaffiliated customers	$822,747	$723,355	$1,636,277	$1,400,151
Total tangible long-lived assets located in the U.S., the Company’s country of domicile, and similar tangible long-lived assets held outside the U.S. are summarized in the following table (in thousands):

	August 31, 2018	February 28, 2018
U.S., the Company’s country of domicile	$131,381	$137,112
Foreign	63,849	68,993
Total tangible long-lived assets	$195,230	$206,105

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Supplemental information about major customers
For each of the three and six months ended August 31, 2018 and August 31, 2017, the U.S. government and its agencies represented in the aggregate approximately 10% of the Company’s total revenue, respectively.
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

	Three Months Ended		Six Months Ended
	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
Subscription revenue:
Infrastructure-related offerings	$526,701	$487,447	$1,049,103	$945,408
Application Development-related and other emerging technology offerings	195,998	150,115	385,117	288,662
Total subscription revenue	722,699	637,562	1,434,220	1,234,070
Training and services revenue:
Consulting services	77,385	65,174	156,532	126,662
Training	22,663	20,619	45,525	39,419
Total training and services revenue	100,048	85,793	202,057	166,081
Total revenue	$822,747	$723,355	$1,636,277	$1,400,151
NOTE 17—Business Combinations
Acquisition of CoreOS, Inc.
On January 30, 2018, the Company completed the acquisition of all of the shares of CoreOS, Inc. (“CoreOS”). The addition of CoreOS, a provider of Kubernetes and container-native solutions, is expected to further enable the Company’s customers to build and deploy any application in any environment with the flexibility afforded by open source. By combining CoreOS’s complementary capabilities with the Company’s Kubernetes and container-based portfolio, including Red Hat OpenShift, the Company aims to further accelerate adoption and development of its hybrid cloud platform for modern application workloads.
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

	Three Months Ended August 31, 2017	Six Months Ended August 31, 2017
Revenue	$725,985	$1,405,358
Net income	$89,842	$156,694
Basic net income per common share	$0.51	$0.88
Diluted net income per common share	$0.49	$0.86
Goodwill and other business combinations
The following is a summary of goodwill (in thousands):

Balance at February 28, 2018	$1,288,830
Impact of foreign currency fluctuations	(7,819)
Other adjustments	(2,533)
Balance at August 31, 2018	$1,278,478
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

Non-GAAP disclosures
In accordance with U.S. GAAP, the income statements of our non-U.S. operations are translated into U.S. dollars using the average exchange rates for each month in an applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of transactions denominated in foreign currencies results in increased revenue, as stated in U.S. dollars, for our non-U.S. operations. Similarly, revenue, as stated in U.S. dollars, for our non-U.S. operations decreases if the U.S. dollar strengthens against foreign currencies. In this Part I, Item 2, we disclose non-GAAP amounts and growth rates that exclude the impact of foreign currency exchange rate fluctuations for the three and six months ended August 31, 2018 in an effort to provide a comparable framework for assessing how our business performed when compared to the three and six months ended August 31, 2017. To compute the non-GAAP impact of foreign currency exchange rate fluctuations, we translate amounts from our non-U.S. operations for the three and six months ended August 31, 2018 using the average foreign currency exchange rate for the three and six months ended August 31, 2017.
Revenue
The growth rates of subscription revenue by offering type, training and services revenue and total revenue, as reported and excluding the impact of foreign currency exchange rate fluctuations, for the three and six months ended August 31, 2018 versus the three and six months ended August 31, 2017 are as follows (in thousands):

	Three Months Ended			Six Months Ended
	August 31, 2018	August 31, 2017	Year-Over-Year Growth Rate	August 31, 2018	August 31, 2017	Year-Over-Year Growth Rate
Infrastructure-related subscription revenue, as reported	$526,701	$487,447	8.1%	$1,049,103	$945,408	11.0%
Adjustment for foreign currency exchange rates	1,431	—		(12,569)	—
Infrastructure-related subscription revenue, excluding foreign currency impact	528,132	487,447	8.3%	1,036,534	945,408	9.6%

Application Development-related and other emerging technology subscription revenue, as reported	195,998	150,115	30.6%	385,117	288,662	33.4%
Adjustment for foreign currency exchange rates	1,136	—		(5,082)	—
Application Development-related and other emerging technology subscription revenue, excluding foreign currency impact	197,134	150,115	31.3%	380,035	288,662	31.7%

Total subscription revenue, as reported	722,699	637,562	13.4%	1,434,220	1,234,070	16.2%
Adjustment for foreign currency exchange rates	2,567	—		(17,651)	—
Total subscription revenue, excluding foreign currency impact	725,266	637,562	13.8%	1,416,569	1,234,070	14.8%

Total training and services revenue, as reported	100,048	85,793	16.6%	202,057	166,081	21.7%
Adjustment for foreign currency exchange rates	1,615	—		(757)	—
Total training and services revenue, excluding foreign currency impact	101,663	85,793	18.5%	201,300	166,081	21.2%

Total revenue, as reported	822,747	723,355	13.7%	1,636,277	1,400,151	16.9%
Adjustment for foreign currency exchange rates	4,182	—		(18,408)	—
Total revenue, excluding foreign currency impact	$826,929	$723,355	14.3%	$1,617,869	$1,400,151	15.5%

Subscription revenue
Our enterprise technologies are delivered primarily under subscription agreements. These agreements typically have a one- or three-year subscription period. A subscription generally entitles a customer to, among other things, a specified level of support, as well as security updates, fixes, functionality enhancements, upgrades to the technologies, each if and when available, and compatibility with an ecosystem of certified hardware and software. Subscription revenue increased sequentially for the first and second quarter of fiscal 2019 and for each quarter of fiscal 2018 and fiscal 2017 and was driven primarily by the increased use of our offerings by customers and our expansion of sales channels and geographic footprint during these periods.
Subscription revenue increased 13.4%, or $85.1 million, for the three months ended August 31, 2018 as compared to the three months ended August 31, 2017. Excluding the impact of foreign currency exchange rate fluctuations, subscription revenue increased by 13.8% for the three months ended August 31, 2018. The increase in subscription revenue is driven primarily by additional subscriptions related to our Red Hat Enterprise Linux, Red Hat JBoss Middleware and certain emerging technology offerings: Ansible, OpenShift and OpenStack. The increase is, in part, a result of the continued migration of enterprises in industries such as financial services, government and telecommunications to our open source solutions from proprietary technologies. We believe revenue growth for subscriptions related to our Red Hat Enterprise Linux offerings has moderated primarily due to certain deals renewing in prior years with terms that extend beyond fiscal 2019. Additionally, we believe revenue growth in our Middleware portfolio has moderated as customers shift their workloads from traditional Java deployments to containerized environments with middleware-as-a-service on OpenShift. We believe this transition will impact the revenue growth of the Middleware portfolio throughout fiscal 2019.
Training and services revenue
Training and services revenue increased 16.6%, or $14.3 million, for the three months ended August 31, 2018 as compared to the three months ended August 31, 2017. Excluding the impact of foreign currency exchange rate fluctuations, training and services revenue increased by 18.5%. The increase is driven primarily by customer interest in new products and increased demand for consulting projects supporting Ansible and OpenShift solutions.
Deferred revenue and billings proxy
Year-to-date deferred revenue
Our deferred revenue, current and long-term, balance at August 31, 2018 was $2.39 billion. Total deferred revenue at August 31, 2018 decreased 7.8%, or $201.9 million, as compared to the balance of $2.60 billion at February 28, 2018. Excluding the impact of foreign currency exchange rate fluctuations, total deferred revenue decreased by 5.3%, or $138.4 million, from February 28, 2018 to August 31, 2018, which is the change in deferred revenue reported on our Consolidated Statements of Cash Flows. The decrease in deferred revenue is primarily attributable to our typically lower seasonal first and second quarter billings.
Below is a summary of our deferred revenue, as reported and excluding the impact of foreign currency exchange rate fluctuations for August 31, 2018 and February 28, 2018 (in thousands):

	August 31, 2018	February 28, 2018	Year-to-Date Growth Rate
Current deferred revenue, as reported	$1,683,503	$1,853,719	(9.2)%
Adjustment for foreign currency exchange rates	40,410	—
Current deferred revenue, excluding foreign currency impact	$1,723,913	$1,853,719	(7.0)%

Long-term deferred revenue, as reported	$709,746	$741,453	(4.3)%
Adjustment for foreign currency exchange rates	23,135	—
Long-term deferred revenue, excluding foreign currency impact	$732,881	$741,453	(1.2)%

Total deferred revenue, as reported	$2,393,249	$2,595,172	(7.8)%
Adjustment for foreign currency exchange rates	63,545	—
Total deferred revenue, excluding foreign currency impact	$2,456,794	$2,595,172	(5.3)%

Year-over-year deferred revenue
Total deferred revenue increased by 16.6%, or $340.7 million, to $2.39 billion at August 31, 2018 from $2.05 billion at August 31, 2017. Excluding the impact of foreign currency exchange rate fluctuations, total deferred revenue increased by 18.6%, or $380.9 million, from August 31, 2017 to August 31, 2018. This increase in deferred revenue of $380.9 million is the summation of the changes in deferred revenue reported on our Consolidated Statements of Cash Flows for each quarter of the four-fiscal-quarter period ended August 31, 2018, which includes an insignificant amount of deferred revenue acquired from business combinations.
Below is a summary of our deferred revenue (in thousands):

	August 31, 2018	August 31, 2017	Year-Over-Year Growth Rate
Current deferred revenue, as reported	$1,683,503	$1,471,434	14.4%
Adjustment for foreign currency exchange rates	24,893	—
Current deferred revenue, excluding foreign currency impact	$1,708,396	$1,471,434	16.1%

Long-term deferred revenue, as reported	$709,746	$581,077	22.1%
Adjustment for foreign currency exchange rates	15,298	—
Long-term deferred revenue, excluding foreign currency impact	$725,044	$581,077	24.8%

Total deferred revenue, as reported	$2,393,249	$2,052,511	16.6%
Adjustment for foreign currency exchange rates	40,191	—
Total deferred revenue, excluding foreign currency impact	$2,433,440	$2,052,511	18.6%
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
Below is a summary of our billings proxy (in thousands):

	Three Months Ended
	August 31, 2018	August 31, 2017	Year-Over-Year Growth Rate
Revenue, as reported	$822,747	$723,355	13.7%
Change in deferred revenue, as reported on Statements of Cash Flows	(33,786)	(40,575)
Billings proxy	788,961	682,780	15.6%
Adjustment to revenue for foreign currency exchange rates	4,182	—
Billings proxy, excluding foreign currency impact	$793,143	$682,780	16.2%

We provide a calculation for a four-fiscal-quarter rolling average billings proxy, which is intended to neutralize quarterly fluctuations, as discussed below, to the growth rate of our billings proxy. Below is a summary of our four-fiscal-quarter period rolling average billings proxy (approximated as described above by adding revenue for the period with the change in deferred revenue as reported on our Consolidated Statements of Cash Flows for the same period) for the four-fiscal-quarter periods ended August 31, 2018 and August 31, 2017 (in thousands):

	Four-Fiscal-Quarter Period Ended
	August 31, 2018	August 31, 2017	Year-Over-Year Growth Rate
Four-fiscal-quarter period rolling average billings proxy	$884,171	$744,885	18.7%
Adjustment to revenue for foreign currency exchange rates	(13,783)	—
Four-fiscal-quarter period rolling average billings proxy, excluding foreign currency impact	$870,388	$744,885	16.8%
Our deferred revenue and billings proxy can be subject to quarterly fluctuations due to a number of factors. For example, our deferred revenue and billings can be adversely impacted when larger deals anticipated to close in a particular quarter close in a subsequent quarter or customers renew their agreements with us prior to the expiration of such agreements. Additionally, when customers enter into multi-year agreements and choose to be billed annually rather than up-front, billings for the quarter in which those agreements close would be lower than otherwise expected.
For information regarding seasonality, see Part II, Item 7 under “Overview” of our Annual Report on Form 10-K for the fiscal year ended February 28, 2018. For information regarding total backlog, see NOTE 12—Deferred Revenue and Performance Obligations to our Consolidated Financial Statements.
Revenue by geography
For the three months ended August 31, 2018, approximately $370.8 million, or 45.1%, of our revenue was generated outside the U.S. compared to approximately $306.2 million, or 42.3%, for the three months ended August 31, 2017. Excluding the impact of foreign currency exchange rate fluctuations, our revenue generated outside the U.S. would have been 45.3%, or $375.0 million, of our total revenue for the three months ended August 31, 2018. Our international operations are expected to grow as our international sales force and channels become more mature and as we enter new locations outside the U.S. or expand our presence in existing international locations. As of August 31, 2018, we had offices in more than 95 locations throughout the world.
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

	Americas		EMEA		Asia Pacific		Consolidated
Three Months Ended	Revenue	YoY Growth %	Revenue	YoY Growth %	Revenue	YoY Growth %	Revenue	YoY Growth %
August 31, 2018, as reported	$514,323	11.0%	$189,303	18.5%	$119,121	18.8%	$822,747	13.7%
Adjustment for foreign currency exchange rates	4,468		(1,776)		1,490		4,182
August 31, 2018, excluding foreign currency impact	$518,791	12.0%	$187,527	17.4%	$120,611	20.3%	$826,929	14.3%

August 31, 2017, as reported	$463,359	20.2%	$159,722	25.3%	$100,274	15.5%	$723,355	20.6%
As we expand further within each region, we anticipate revenue growth rates in local currencies to become more similar among our geographic regions due to the similarity of products and services offered and the similarity in customer types or classes.
Gross profit margin
Gross profit margin increased to 85.5% for the three months ended August 31, 2018 from 85.2% for the three months ended August 31, 2017. This increase was driven by a higher mix of training and services revenue and efficiencies achieved in the costs to deliver training and services. Training and services revenue as a percentage of total revenue was 12.2% for the three months ended August 31, 2018 as compared to 11.9% the three months ended August 31, 2017.

Gross profit margin by geography
Gross profit margins by our geographic regions were as follows:

	Americas	EMEA	Asia Pacific	Consolidated (1)
Three Months Ended August 31, 2018	86.0%	88.3%	83.3%	85.5%
Three Months Ended August 31, 2017	85.9%	87.6%	82.9%	85.2%
__________

(1)
Consolidated gross profit includes corporate (non-allocated) share-based compensation expense for the three months ended August 31, 2018 and August 31, 2017 of $4.7 million and $4.3 million, respectively. Share-based compensation expense was not allocated to geographic segments. For additional information, see NOTE 14—Share-based Awards to our Consolidated Financial Statements.

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
Income from operations
Operating income was 16.4% and 18.6% of total revenue for the three months ended August 31, 2018 and August 31, 2017, respectively. Operating expenses as a percent of total revenue increased to 69.2% for the three months ended August 31, 2018 from 66.6% for the three months ended August 31, 2017 due primarily to investments and enhancements in our sales and marketing and research and development functions.
Income from operations by geography
Operating income as a percentage of revenue generated by our geographic regions was as follows:

	Americas	EMEA	Asia Pacific	Consolidated (1)
Three Months Ended August 31, 2018	19.3%	27.4%	30.4%	16.4%
Three Months Ended August 31, 2017 (2)	23.8%	25.7%	30.3%	18.6%

__________

(1)
Consolidated operating income includes corporate (non-allocated) share-based compensation expense for the three months ended August 31, 2018 and August 31, 2017 of $52.7 million and $46.9 million, respectively. Share-based compensation expense was not allocated to geographic segments. For additional information, see NOTE 14—Share-based Awards to our Consolidated Financial Statements.

(2)
As adjusted to reflect the impact of the retrospective application of ASC 606. See Note 2—Summary of Significant Accounting Policies to our Consolidated Financial Statements for detailed information on adoption of ASC606.

Cash, cash equivalents, restricted cash, investments in debt and equity securities and cash flow from operations
Cash, cash equivalents, restricted cash and short-term and long-term available-for-sale investments in debt and equity securities balances at August 31, 2018 totaled $2.16 billion. Cash generated from operating activities for the three months ended August 31, 2018 totaled $132.8 million, which represents a decrease of 7.1% in operating cash flow as compared to the three months ended August 31, 2017. This decrease is primarily due to the portion of repayments of convertible notes that are attributable to debt discount now being classified as operating cash flows due to our recent adoption of Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), partially offset by the timing of changes in operating assets and liabilities.
Our significant cash and investment balances give us a measure of flexibility to take advantage of opportunities such as acquisitions, increasing investment in our international operations and repurchasing our common stock.

Foreign currency exchange rate impact on results of operations
Approximately 45.1% of our revenue for the three months ended August 31, 2018 came from sales outside the U.S. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component of net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions results in increased revenue and operating expenses from operations for our non-U.S. operations. Similarly, our revenue and operating expenses will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates for the three months ended August 31, 2017, our revenue from non-U.S. operations for the three months ended August 31, 2018 would have been higher than we reported by approximately $4.2 million and operating expenses from non-U.S. operations for the three months ended August 31, 2018 would have been higher than we reported by approximately $4.7 million, which would have resulted in income from operations being lower by $0.5 million.
Business combinations
CoreOS
On January 30, 2018, we acquired all of the shares of CoreOS, Inc. (“CoreOS”), a Linux and container-focused company, for approximately $238.7 million. The addition of CoreOS, a provider of Kubernetes and container-native solutions, is expected to further enable our customers to build and deploy any application in any environment with the flexibility afforded by open source. By combining CoreOS’s complementary capabilities with our Kubernetes and container-based portfolio, including Red Hat OpenShift, we aim to further accelerate adoption and development of our hybrid cloud platform for modern application workloads.
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

CRITICAL ACCOUNTING ESTIMATES
We prepare our consolidated financial statements in accordance with U.S. GAAP. Our significant accounting policies are disclosed in NOTE 2—Summary of Significant Accounting Policies to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2018 and describe our methods for applying U.S. GAAP in areas such as revenue recognition, deferred selling costs, fair value measurements, and foreign currency translation among other areas deemed significant. Other than the accounting pronouncement adopted during the first quarter of fiscal 2019 related to accounting for revenue from contracts with customers as described in NOTE 2—Summary of Significant Accounting Policies to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no changes to our significant accounting policies.
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

RESULTS OF OPERATIONS
Three months ended August 31, 2018 and August 31, 2017
The following table is a summary of our results of operations (in thousands):

	Three Months Ended (Unaudited)
	August 31, 2018	August 31, 2017 (1)	$ Change	% Change
Revenue:
Subscriptions	$722,699	$637,562	$85,137	13.4%
Training and services	100,048	85,793	14,255	16.6
Total revenue	822,747	723,355	99,392	13.7
Cost of revenue:
Subscriptions	51,931	46,324	5,607	12.1
As a % of subscription revenue	7.2%	7.3%
Training and services	66,999	60,393	6,606	10.9
As a % of training and services revenue	67.0%	70.4%
Total cost of revenue	118,930	106,717	12,213	11.4
As a % of total revenue	14.5%	14.8%
Gross profit	703,817	616,638	87,179	14.1
Operating expense:
Sales and marketing	334,380	278,317	56,063	20.1
Research and development	166,308	141,809	24,499	17.3
General and administrative	68,573	61,722	6,851	11.1
Total operating expense	569,261	481,848	87,413	18.1
Income from operations	134,556	134,790	(234)	(0.2)
Interest income	7,855	4,612	3,243	70.3
Interest expense	4,808	6,081	(1,273)	(20.9)
Other expense, net	(2,457)	(1,260)	(1,197)	(95.0)
Income before provision for income taxes	135,146	132,061	3,085	2.3
Provision for income taxes	48,292	34,973	13,319	38.1
Net income	$86,854	$97,088	$(10,234)	(10.5)%
Gross profit margin—subscriptions	92.8%	92.7%
Gross profit margin—training and services	33.0%	29.6%
Gross profit margin	85.5%	85.2%
As a % of total revenue:
Subscription revenue	87.8%	88.1%
Training and services revenue	12.2%	11.9%
Sales and marketing expense	40.6%	38.5%
Research and development expense	20.2%	19.6%
General and administrative expense	8.3%	8.5%
Total operating expenses	69.2%	66.6%
Income from operations	16.4%	18.6%
Income before provision for income taxes	16.4%	18.3%
Net income	10.6%	13.4%
Effective income tax rate (2)	35.7%	26.5%
__________

(1)
As adjusted to reflect the impact of the retrospective application of ASC 606. See Note 2—Summary of Significant Accounting Policies to our Consolidated Financial Statements for detailed information on adoption of ASC 606.

(2)	See NOTE 7—Income Taxes to our Consolidated Financial Statements for further discussion.

Revenue
Subscription revenue
Subscription revenue, which is primarily comprised of direct and indirect sales of Red Hat offerings, increased by 13.4%, or $85.1 million, to $722.7 million for the three months ended August 31, 2018 from $637.6 million for the three months ended August 31, 2017.
Revenue derived from the sale of subscriptions supporting our Infrastructure-related offerings increased by 8.1%, or $39.3 million, to $526.7 million for the three months ended August 31, 2018 from $487.4 million for the three months ended August 31, 2017. The increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion, and the continued migration of customers to our open source Linux platform from proprietary operating systems.
Revenue derived from the sale of subscriptions supporting our Application Development-related and other emerging technology offerings increased by 30.6%, or $45.9 million, to $196.0 million for the three months ended August 31, 2018 from $150.1 million for the three months ended August 31, 2017. The increase is primarily driven by additional subscriptions for certain emerging technology offerings: Ansible, OpenShift and OpenStack. We expect the growth rate of revenue derived from our Application Development-related and other emerging technology offerings to continue to exceed the growth rate of revenue derived from our Infrastructure-related offerings as our emerging technology offerings continue to gain broader market acceptance in the enterprise IT environment.
Training and services revenue
Training revenue includes fees paid by our customers for delivery of educational materials and instruction. Services revenue includes fees received from customers for consulting units regarding our offerings, deployment of Red Hat technologies and for delivery of added functionality to Red Hat technologies for our major customers and OEM partners. Total training and services revenue increased by 16.6%, or $14.3 million, to $100.0 million for the three months ended August 31, 2018 from $85.8 million for the three months ended August 31, 2017. Training revenue increased by 9.9%, or $2.0 million as a result of increased revenue generated from our Red Hat Learning Subscription (“RHLS”) offerings and increased consumption of training courses or units related to our emerging technology offerings. Services revenue increased by 18.7%, or $12.2 million, as a result of an increase in consulting engagements driven by increased demand for our open source cloud enabling solutions such as Ansible and OpenShift. We expect services revenue to continue growing as we continue to expand our reach by enabling our channel partners to provide consulting services on our behalf. Combined training and services revenue as a percentage of total revenue was 12.2% and 11.9%, respectively, for the three months ended August 31, 2018 and August 31, 2017.
Cost of revenue
Cost of subscription revenue
The cost of subscription revenue primarily consists of expenses we incur to support, distribute and package Red Hat offerings. These costs include labor-related costs to provide technical support, security updates and fixes, as well as costs for fulfillment. Cost of subscription revenue increased by 12.1%, or $5.6 million, to $51.9 million for the three months ended August 31, 2018 from $46.3 million for the three months ended August 31, 2017. The overall increase is primarily due to employee compensation expense, which increased $3.1 million due to the expansion of our technical staff in order to meet the demands of our growing subscriber base for support, security updates and fixes, especially with respect to the increase in demand for our emerging technology offerings, offset by a decrease of $1.8 million in contractor fees. The remaining expense increase is primarily related to $4.0 million higher expense associated with facility and technology infrastructure enhancements. As the number of open source technology subscriptions continues to increase, we expect associated support costs will continue to increase, although we anticipate this will occur at an overall slower rate than that of subscription revenue growth due to economies of scale. Gross profit margin on subscriptions was 92.8% and 92.7% for the three months ended August 31, 2018 and August 31, 2017, respectively.

Cost of training and services revenue
Cost of training and services revenue is mainly comprised of personnel and third-party consulting costs for the design, development and delivery of custom engineering, training courses and professional services provided to various types of customers. Cost of training and services revenue increased by 10.9%, or $6.6 million, to $67.0 million for the three months ended August 31, 2018 from $60.4 million for the three months ended August 31, 2017. The increase in cost to deliver training and services includes $4.8 million increased employee compensation expense and increased outside contractor fees of $1.5 million. The increase in employee compensation expense and outside contractor fees is due to the expansion of our professional consulting teams needed to meet the growing demand for services related to our emerging technology offerings. Total costs to deliver training and services as a percentage of training and services revenue decreased to 67.0% for the three months ended August 31, 2018 from 70.4% for the three months ended August 31, 2017 due to efficiencies achieved in the costs to deliver training and services.
Gross profit margin
Gross profit margin increased to 85.5% for the three months ended August 31, 2018 from 85.2% for the three months ended August 31, 2017. This increase was driven by a higher mix of training and services revenue and efficiencies achieved in the costs to deliver training and services for the three months ended August 31, 2018. Training and services revenue as a percentage of total revenue was 12.2% for the three months ended August 31, 2018 as compared to 11.9% for the three months ended August 31, 2017.
Operating expenses
Sales and marketing
Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expense increased by 20.1%, or $56.1 million, to $334.4 million for the three months ended August 31, 2018 from $278.3 million for the three months ended August 31, 2017. This increase was primarily due to a $42.1 million increase in selling costs, which includes $36.2 million and $2.4 million of additional employee- and travel-related expenses, respectively, the majority of which is attributable to the expansion of our sales force from the prior year. The remaining increase relates to marketing costs, which grew 20.3%, or $14.0 million, for the three months ended August 31, 2018 as compared to the three months ended August 31, 2017 and includes incremental employee compensation expense and marketing program costs of $7.5 million and $4.3 million, respectively. As a result of investments made to expand the breadth of our global sales coverage and depth of our product sales coverage, sales and marketing expense increased as a percentage of revenue to 40.6% for the three months ended August 31, 2018 from 38.5% for the three months ended August 31, 2017.
Research and development
Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased by 17.3%, or $24.5 million, to $166.3 million for the three months ended August 31, 2018 from $141.8 million for the three months ended August 31, 2017. The increase in research and development costs primarily resulted from the expansion of our engineering group through both direct hires and business acquisitions as we continue investing in Application Development-related and other emerging technologies. Employee compensation expense increased by $20.5 million. The remaining increase in research and development costs relates primarily to process and technology infrastructure enhancements, which increased by $3.6 million. Research and development expense was 20.2% of total revenue for the three months ended August 31, 2018 compared to 19.6% for the three months ended August 31, 2017.
General and administrative
General and administrative expense consists primarily of personnel and related costs for general corporate functions, including information systems, finance, accounting, legal, human resources and facilities expense. General and administrative expense increased by 11.1%, or $6.9 million, to $68.6 million for the three months ended August 31, 2018 from $61.7 million for the three months ended August 31, 2017. The increase in general and administrative expense primarily resulted from increased employee compensation expense of $3.4 million and $1.6 million higher expense associated with facility and technology infrastructure enhancements. General and administrative expense as a percentage of revenue was 8.3% and 8.5% for the three months ended August 31, 2018 and August 31, 2017, respectively. We expect general and administrative costs to continue to decrease relative to revenue as we leverage benefits from investments made during the current fiscal year to expand and enhance our corporate processes and technology infrastructure.

Interest income
Interest income increased by 70.3%, or $3.2 million, for the three months ended August 31, 2018 as compared to the three months ended August 31, 2017. The increase in interest income for the three months ended August 31, 2018 is attributable to higher yields earned on cash and investment balances.
Interest expense
Interest expense decreased by $1.3 million for the three months ended August 31, 2018 as compared to the three months ended August 31, 2017. Interest expense is primarily attributable to the interest on our 0.25% Convertible Senior Notes due 2019 (the “convertible notes”). The decrease in interest expense is due to early conversions of the convertible notes. See NOTE 8—Convertible Notes to our Consolidated Financial Statements for further discussion.
Other expense, net
Other expense, net is primarily attributable to net losses recognized from the settlement of foreign currency transactions during the three months ended August 31, 2018 and August 31, 2017.
Income taxes
The effective tax rate for the three months ended August 31, 2018 of 35.7% differed from the U.S. federal statutory rate of 21.0% primarily due to impacts from share-based compensation, research tax credits and the impact from the newly issued IRS Guidance. The effective tax rate for the three months ended August 31, 2017 of 26.5% differed from the U.S. federal statutory rate of 35.0% primarily due to excess tax benefits from share-based compensation, foreign income taxed at lower rates, research tax credits and the domestic-production-activities deduction. Tax expense for the three months ended August 31, 2018 included a charge of $18.0 million due to newly issued IRS Guidance, resulting primarily from the re-measurement of deferred tax assets associated with the non-deductibility of certain share-based compensation and the reversal of certain share-based compensation benefits recognized during the first quarter of fiscal 2019. Further included in tax expense for the three months ended August 31, 2018 and August 31, 2017, respectively, are net discrete tax benefits of $2.3 million and $1.4 million, respectively, primarily related to net excess tax benefits from share-based compensation. For further discussion regarding our income taxes, see NOTE 7—Income Taxes to our Consolidated Financial Statements.

Six months ended August 31, 2018 and August 31, 2017
The following table is a summary of our results of operations (in thousands):

	Six Months Ended (Unaudited)
	August 31, 2018	August 31, 2017 (1)	$ Change	% Change
Revenue:
Subscriptions	$1,434,220	$1,234,070	$200,150	16.2%
Training and services	202,057	166,081	35,976	21.7
Total revenue	1,636,277	1,400,151	236,126	16.9
Cost of revenue:
Subscriptions	104,104	89,957	14,147	15.7
As a % of subscription revenue	7.3%	7.3%
Training and services	137,525	117,456	20,069	17.1
As a % of training and services revenue	68.1%	70.7%
Total cost of revenue	241,629	207,413	34,216	16.5
As a % of total revenue	14.8%	14.8%
Gross profit	1,394,648	1,192,738	201,910	16.9
Operating expense:
Sales and marketing	683,195	572,640	110,555	19.3
Research and development	332,814	278,972	53,842	19.3
General and administrative	131,927	116,592	15,335	13.2
Total operating expense	1,147,936	968,204	179,732	18.6
Income from operations	246,712	224,534	22,178	9.9
Interest income	15,689	8,605	7,084	82.3
Interest expense	11,127	12,166	(1,039)	(8.5)
Other expense, net	(4,651)	(1,846)	(2,805)	(152.0)
Income before provision for income taxes	246,623	219,127	27,496	12.5
Provision for income taxes	46,579	46,725	(146)	(0.3)
Net income	$200,044	$172,402	$27,642	16.0%
Gross profit margin—subscriptions	92.7%	92.7%
Gross profit margin—training and services	31.9%	29.3%
Gross profit margin	85.2%	85.2%
As a % of total revenue:
Subscription revenue	87.7%	88.1%
Training and services revenue	12.3%	11.9%
Sales and marketing expense	41.8%	40.9%
Research and development expense	20.3%	19.9%
General and administrative expense	8.1%	8.3%
Total operating expenses	70.2%	69.1%
Income from operations	15.1%	16.0%
Income before provision for income taxes	15.1%	15.7%
Net income	12.2%	12.3%
Effective income tax rate (2)	18.9%	21.3%
__________

(1)
As adjusted to reflect the impact of the retrospective application of ASC 606. See Note 2—Summary of Significant Accounting Policies to our Consolidated Financial Statements for detailed information on adoption of ASC 606.

(2)	See NOTE 7—Income Taxes to our Consolidated Financial Statements for further discussion.

Revenue
Subscription revenue
Subscription revenue increased by 16.2%, or $200.2 million, to $1.43 billion for the six months ended August 31, 2018 from $1.23 billion for the six months ended August 31, 2017.
Revenue derived from the sale of subscriptions supporting our Infrastructure-related offerings increased by 11.0%, or $103.7 million, to $1.05 billion for the six months ended August 31, 2018 from $945.4 million for the six months ended August 31, 2017. The increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion and the continued migration of customers to our open source Linux platform from proprietary operating systems.
Revenue derived from the sale of subscriptions supporting our Application Development-related and other emerging technology offerings increased by 33.4%, or $96.5 million, to $385.1 million for the six months ended August 31, 2018 from $288.7 million for the six months ended August 31, 2017. The increase is primarily driven by additional subscriptions for certain emerging technology offerings: Ansible, OpenShift and OpenStack. We expect the growth rate of revenue derived from our Application Development-related and other emerging technology offerings to continue to exceed the growth rate of revenue derived from our Infrastructure-related offerings as our emerging technology offerings continue to gain broader market acceptance in the enterprise IT environment.
Training and services revenue
Total training and services revenue increased by 21.7%, or $36.0 million, to $202.1 million for the six months ended August 31, 2018 from $166.1 million for the six months ended August 31, 2017. Training revenue increased by 15.5%, or $6.1 million as a result of increased revenue generated from our RHLS offerings and increased consumption of training courses or units related to our emerging technology offerings. Services revenue increased by 23.6%, or $29.9 million as a result of an increase in consulting engagements driven by increased demand for our open source cloud enabling solutions such as Ansible and OpenShift. Combined training and services revenue as a percentage of total revenue was 12.3% and 11.9%, respectively, for the six months ended August 31, 2018 and August 31, 2017.
Cost of revenue
Cost of subscription revenue
Cost of subscription revenue increased by 15.7%, or $14.1 million, to $104.1 million for the six months ended August 31, 2018 from $90.0 million for the six months ended August 31, 2017. The overall increase is primarily due to employee compensation expense, which increased $7.4 million due to the expansion of our technical staff in order to meet the demands of our growing subscriber base for support, security updates and fixes, especially with respect to the increase in demand for our emerging technology offerings, offset by a decrease of $2.8 million in contractor fees. The remaining expense increase is primarily related to $9.4 million higher expense associated with facility and technology infrastructure enhancements. Gross profit margin on subscriptions remained constant at 92.7% for the six months ended August 31, 2018 and August 31, 2017.
Cost of training and services revenue
Cost of training and services revenue increased by 17.1%, or $20.1 million, to $137.5 million for the six months ended August 31, 2018 from $117.5 million for the six months ended August 31, 2017. The increase in cost to deliver training and services includes $11.7 million increased employee compensation expense and increased outside contractor fees of $6.6 million. The increase in employee compensation expense and outside contractor fees is due to the expansion of our professional consulting teams needed to meet the growing demand for services related to our emerging technology offerings. Total costs to deliver training and services as a percentage of training and services revenue decreased to 68.1% for the six months ended August 31, 2018 from 70.7% for the six months ended August 31, 2017 due to efficiencies achieved in the costs to deliver training and services.
Gross profit margin
Gross profit margin was unchanged at 85.2% for the six months ended August 31, 2018 and August 31, 2017 as gross profit margin from subscriptions was constant at 92.7% and contributes the majority of total gross profit. Training and services revenue as a percentage of total revenue was 12.3% for the six months ended August 31, 2018 as compared to 11.9% for the six months ended August 31, 2017.

Operating expenses
Sales and marketing
Sales and marketing expense increased by 19.3%, or $110.6 million, to $683.2 million for the six months ended August 31, 2018 from $572.6 million for the six months ended August 31, 2017. This increase was primarily due to a $82.0 million increase in selling costs, which includes $65.4 million, $6.8 million and $6.1 million of additional employee-, facilities- and travel-related expenses, respectively, the majority of which is attributable to the expansion of our sales force from the prior year. The remaining increase relates to marketing costs, which grew 20.2%, or $28.5 million, for the six months ended August 31, 2018 as compared to the six months ended August 31, 2017 and includes incremental employee compensation expense and marketing program costs of $14.4 million and $8.3 million, respectively. As a result of investments made to expand the breadth of our global sales coverage and depth of our product sales coverage, sales and marketing expense increased as a percentage of revenue to 41.8% for the six months ended August 31, 2018 from 40.9% for the six months ended August 31, 2017.
Research and development
Research and development expense increased by 19.3%, or $53.8 million, to $332.8 million for the six months ended August 31, 2018 from $279.0 million for the six months ended August 31, 2017. The increase in research and development costs primarily resulted from the expansion of our engineering group through both direct hires and business acquisitions as we continue investing in Application Development-related and other emerging technologies. Employee compensation expense increased by $43.3 million. The remaining increase in research and development costs relates primarily to process and technology infrastructure enhancements, which increased by $8.1 million. Research and development expense was 20.3% of total revenue for the six months ended August 31, 2018 compared to 19.9% for the six months ended August 31, 2017.
General and administrative
General and administrative expense increased by 13.2%, or $15.3 million, to $131.9 million for the six months ended August 31, 2018 from $116.6 million for the six months ended August 31, 2017. The increase in general and administrative expense primarily resulted from increased employee compensation expense of $7.0 million and $5.6 million higher expense associated with facility and technology infrastructure enhancements. General and administrative expense as a percentage of revenue was 8.1% and 8.3% for the six months ended August 31, 2018 and August 31, 2017, respectively.
Interest income
Interest income increased by 82.3%, or $7.1 million, for the six months ended August 31, 2018 as compared to the six months ended August 31, 2017. The increase in interest income for the six months ended August 31, 2018 is attributable to higher yields earned on cash and investment balances.
Interest expense
Interest expense decreased by $1.0 million for the six months ended August 31, 2018 as compared to the six months ended August 31, 2017. Interest expense is primarily attributable to the interest on the convertible notes and the decrease is due to early conversions of the convertible notes. See NOTE 8—Convertible Notes to our Consolidated Financial Statements for further discussion.
Other expense, net
Other expense, net is primarily attributable to net losses recognized from the settlement of foreign currency transactions during the six months ended August 31, 2018 and August 31, 2017.

Income taxes
The effective tax rate for the six months ended August 31, 2018 of 18.9% differed from the U.S. federal statutory rate of 21.0% primarily due to excess tax benefits from share-based compensation, research tax credits and the impact from the newly issued IRS Guidance. The effective tax rate for the six months ended August 31, 2017 of 21.3% differed from the U.S. federal statutory rate of 35.0% primarily due to excess tax benefits from share-based compensation, foreign income taxed at lower rates, research tax credits and the domestic-production-activities deduction. Tax expense for the six months ended August 31, 2018 included a charge of $18.0 million due to newly issued IRS Guidance as previously discussed. Further included in tax expense for the six months ended August 31, 2018 and six months ended August 31, 2017, respectively, are net discrete tax benefits of $29.1 million and $13.1 million, respectively, primarily related to net excess tax benefits from share-based compensation. For further discussion regarding our income taxes, see NOTE 7—Income Taxes to our Consolidated Financial Statements.
LIQUIDITY AND CAPITAL RESOURCES
We derive our liquidity and operating capital primarily from cash flows from operations. Historically, we also received cash from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and follow-on public offerings, and the issuance of convertible notes, including our issuance of convertible notes described in detail in NOTE 8—Convertible Notes to our Consolidated Financial Statements. At August 31, 2018, we had total cash and investments of $2.16 billion, which was comprised of $1.50 billion in cash and cash equivalents, $264.9 million of short-term investments and $389.4 million of long-term fixed-income investments. This compares to total cash and investments of $2.47 billion at February 28, 2018.
Convertible note conversions
For at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the fiscal quarters ended August 31, 2017 through August 31, 2018, our common stock traded at a price exceeding 130% of the conversion price of the convertible notes. Accordingly, the convertible notes remain convertible at the holders’ option until November 30, 2018. To the extent we receive notices of conversion, we may choose to pay or deliver, as the case may be, either cash, shares of our common stock or a combination of cash and shares of our common stock. We currently intend to settle the principal amount of the convertible notes in cash. Total settled conversions through August 31, 2018 amounted to $270.5 million aggregate principal amount of the convertible notes. We expect to settle conversions of $4.6 million in principal amount of the convertible notes in the third quarter of fiscal 2019 by paying cash for the principal amount and issuing shares of common stock for the excess conversion value. We continue to receive conversion requests and as of October 5, 2018, such incremental requests totaled $11.4 million in principal amount of the convertible notes. The aggregate principal amount of the convertible notes remaining is expected to be $518.5 million after the expected conversion settlements as discussed above and the incremental conversion requests received as of October 5, 2018.
Cash flows for the six months ended August 31, 2018
Cash flows—overview
At August 31, 2018, cash and cash equivalents totaled $1.50 billion, a decrease of $220.6 million as compared to February 28, 2018. The decrease in cash and cash equivalents for the six months ended August 31, 2018 is primarily the result of cash used for the repurchase of 2,692,672 shares of our common stock for $400.1 million, repayments of convertible notes of $237.9 million, payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to share awards vesting of $94.7 million and investments in property and equipment of $26.6 million. Cash provided by operations, which generated $479.0 million, and net sales and maturities of available-for-sale debt securities of $83.5 million partially offset uses of cash. Net cash generated by operating activities and net cash used for investing activities and financing activities is further described below.
Cash flows from operations
Cash provided by operations of $479.0 million during the six months ended August 31, 2018 includes net income of $200.0 million, adjustments to exclude the impact of non-cash income and expenses, which totaled a $131.5 million net source of cash, and changes in operating assets and liabilities, which totaled a $147.4 million net source of cash. Non-cash income and expenses include the portion of repayments of convertible notes that are attributable to debt discount, which totaled $32.6 million, now being classified as operating cash flows due to our recent adoption of ASU 2016-15. Cash provided by changes in operating assets and liabilities for the six months ended August 31, 2018 was primarily the result of collections on our billings partially offset by a decrease in deferred revenue. The decrease in deferred revenue is primarily attributable to lower billings in the first half of fiscal 2019.

Cash flows from investing
Cash provided by investing activities of $51.1 million for the six months ended August 31, 2018 includes net sales and maturities of available-for-sale debt securities of $83.5 million partially offset by investments in property and equipment of $26.6 million, which primarily relate to information technology infrastructure and leasehold improvements.
Cash flows from financing
Cash used in financing activities of $703.3 million for the six months ended August 31, 2018 includes $400.1 million to repurchase 2,692,672 shares of our common stock, repayments of convertible notes of $237.9 million and $94.7 million of payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to employee share awards vesting during the six months ended August 31, 2018. Partially offsetting these uses of cash were proceeds of $28.9 million from our employee stock purchase plan.
Investments in debt and equity securities
Our investments in debt securities are comprised primarily of available-for-sale fixed-income investments recorded at their fair values, of which $264.9 million are classified as short-term and $389.4 million are classified as long-term in the Consolidated Balance Sheet at August 31, 2018. The vast majority of our investments were priced with the assistance of pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, we assess other factors to determine the securities’ fair values, including broker quotes or model valuations. Independent price verifications of all of our holdings are performed by the pricing vendors, which we review. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair value.
We presently do not intend to liquidate our short- and long-term investments in debt securities prior to their scheduled maturity dates. However, in the event that we liquidate these investments prior to their scheduled maturities and there are adverse changes in market interest rates or the overall economic environment, we could be required to recognize a realized loss on those investments when we liquidate these investments. At August 31, 2018 and February 28, 2018, net accumulated unrealized net losses on our available-for-sale debt securities totaled $4.4 million and $5.3 million, respectively.
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
We have utilized, and will continue from time to time to utilize, cash and investments to fund, among other potential uses, purchases of our common stock, purchases of fixed assets, purchases of intangible assets (primarily patents), and mergers and acquisitions. Given our historically strong operating cash flow and the $2.16 billion of cash and investments held at August 31, 2018, we believe our cash balances totaling $1.50 billion, together with our ability to generate additional cash from operations, should be sufficient to satisfy our cash requirements for the next twelve months and for the foreseeable future. However, we may take advantage of favorable capital market conditions that may arise from time to time to raise additional capital.
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

As of August 31, 2018, $1.25 billion of our total cash and investments were held outside the U.S. Our intent has been to reinvest the earnings of foreign subsidiaries indefinitely outside the U.S. to fund both organic growth and acquisitions. The Tax Act, which was enacted in December 2017, includes a provision to move the U.S. to a territorial tax system by imposing a transition tax on historic foreign earnings whether or not such earnings are repatriated to the U.S. An estimated transition tax of $96.4 million on such earnings was recognized as part of our fiscal 2018 financial results and is payable over a period of up to eight years. In light of the new territorial tax system, we are reviewing our prior position on the reinvestment of the earnings of our foreign subsidiaries outside of the U.S. As of February 28, 2018, cumulative undistributed foreign earnings totaled $226.0 million. For further discussion, see NOTE 10—Income Taxes to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended February 28, 2018.
Off-balance sheet arrangements
As of August 31, 2018 and February 28, 2018, we have no off-balance sheet financing arrangements and do not utilize any “structured debt,” “special purpose” or similar unconsolidated entities for liquidity or financing purposes.
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
Interest-rate risk
Our exposure to market-rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of short- and long-term investments in a variety of available-for-sale fixed- and floating-rate debt securities, including both government and corporate obligations and money market funds. Investments in both fixed-rate and floating-rate interest-earning instruments carry a degree of interest-rate risk. Fixed-rate securities may have their fair value adversely impacted due to a rise in prevailing interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income related to these securities may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates or perceived credit risk related to the securities’ issuers. A hypothetical one-half percentage point change in interest rates, assuming a parallel shift of all interest rates, would result in an approximate $0.4 million change in annual interest income derived from investments in our portfolio as of August 31, 2018. For further discussion related to our investments as of August 31, 2018 and February 28, 2018, see NOTE 15—Assets and Liabilities Measured at Fair Value on a Recurring Basis to our Consolidated Financial Statements.
Investment risk
The fair value of our available-for-sale investment portfolio is subject to interest-rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in prevailing interest rates would result in an approximate $6.5 million decrease in the fair value of our available-for-sale investment securities as of August 31, 2018. For further discussion related to our investments as of August 31, 2018 and February 28, 2018, see NOTE 15—Assets and Liabilities Measured at Fair Value on a Recurring Basis to our Consolidated Financial Statements.
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
Accounts receivable
As of August 31, 2018 the Company has one customer whose accounts receivable balance individually represented 12% of total accounts receivable. As of February 28, 2018, no individual customer accounted for 10% or more of the Company’s total accounts receivable.
Foreign currency risk
Approximately 45.1% of our revenue for the three months ended August 31, 2018 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component of net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency statements results in increased revenue and operating expenses for our non-U.S. operations. Similarly, our revenue and operating expenses for our non-U.S. operations decrease if the U.S. dollar strengthens against foreign currencies.
We have operations in Argentina and our functional currency for these operations was the Argentine peso. Argentina’s economy is now considered hyperinflationary. While we still continue to conduct our operations in Argentina in Argentine pesos, the functional currency was changed to U.S. dollars effective September 1, 2018 for our financial reporting in accordance with U.S. GAAP. The change in functional currency to U.S. dollars is currently not expected to have a material impact on our financial position, operating results or cash flows.

Using the average foreign currency exchange rates from the second quarter of our prior fiscal year ended February 28, 2018, our revenue and operating expenses from non-U.S. operations for the three months ended August 31, 2018 would have been higher than we reported by approximately $4.2 million and $4.7 million, respectively, which would have resulted in income from operations being lower by $0.5 million.
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
Derivative instruments
We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. From time to time we enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable and fixed-purchase obligations denominated in a currency other than the functional currency of the respective operating entity. All derivative instruments are recorded in the Consolidated Balance Sheets at their respective fair values. We generally elect not to prepare and maintain the documentation required to qualify our forward contracts for hedge accounting treatment and, therefore, changes in fair value are recorded in our Consolidated Statements of Operations. For further discussion related to our management of foreign currency risk, see NOTE 6—Derivative Instruments to our Consolidated Financial Statements.
The aggregate notional amount of outstanding forward contracts at August 31, 2018 was $60.0 million. The fair value of these outstanding contracts at August 31, 2018 was a gross $0.1 million asset and a gross less than $0.1 million liability, and is recorded in Other current assets and Accounts payable and accrued expenses, respectively, on our Consolidated Balance Sheets. The forward contracts generally expire within three months of the period ended August 31, 2018. The forward contracts will settle in Euros, Hong Kong dollars, Japanese yen, and Singapore dollars.
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
Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended May 31, 2018, we implemented a new revenue recognition software tool and related internal controls in connection with our adoption of ASC 606 effective March 1, 2018. There were no other changes in our internal control over financial reporting during the six months ended August 31, 2018 with respect to our operations that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our business involves the production and distribution of enterprise software technologies, as well as hosting applications. As part of our business, we receive, store and process our data, as well as our employees’, customers’ and partners’ data. We also work with third-party service providers and vendors that offer technologies, systems and services that we use in our business operations and in connection with the receipt, storage and processing of such data. While we take security measures relating to our offerings and business operations seriously and devote significant resources to implement and maintain security measures, those measures (or those of our third-party service providers and vendors) may not prevent security breaches or data loss or unauthorized disclosure that could harm our business, our employees or the businesses of our customers and partners. Inadequate technology or security measures, the failure to follow proper security protocols or other factors may result in data loss or unauthorized disclosure or a compromise or breach of our systems and the data we receive, store and process (or systems and the data received, stored and processed by our third-party service providers and vendors). Security measures may be breached or data may be lost or disclosed by third parties (such as through social engineering techniques to induce disclosure of passwords or other sensitive information, other actions to gain access to our data or our customers’ or partners’ data, or the use of ineffective security measures or failure to follow proper security protocols), human error (such as the use of weak passwords or unencrypted devices), malfeasance or vulnerabilities (including vulnerabilities of our third-party service providers and vendors) or bugs found in software code. A party who is able to circumvent security measures or exploit inadequacies in security measures, could, among other things, misappropriate proprietary information (including information about our employees, customers and partners, our customers’ information, financial data and data that others could use to compete against us), cause the loss, misuse or disclosure of some or all of this information, cause interruptions or denial of service in our or our customers’ operations, cause delays in development efforts or expose customers (and their customers) to computer viruses or other disruptions or vulnerabilities. A compromise to these systems could remain undetected for an extended period of time, exacerbating the impact of that compromise. While we have not yet experienced a cybersecurity incident that has had a material adverse effect on our business, reputation, financial condition, operating results or cash flows, we have experienced the unauthorized exposure of limited data by a third-party service provider.
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
Competition in our industry for qualified employees, especially sales and technical employees, is intense and our competitors may directly target our employees. Our inability to attract and retain key employees could hinder our influence in open source projects and seriously impede our success. We have from time to time in the past experienced, and we may experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Potential changes to U.S. immigration policies may inhibit our ability to hire and retain qualified employees to the extent these policies restrain the mobility of technical and professional talent. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited, that they have divulged proprietary or other confidential information, or that their former employers own their inventions or other work product. Moreover, the loss of these key employees, particularly to a competitor, some of which may be in a position to offer greater compensation, and any resulting loss of customers could reduce our market share and diminish our brands.
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
Demand for our offerings depends substantially on the general demand for enterprise software, which fluctuates based on numerous factors, including the spending levels and growth of our current and prospective customers, and general economic conditions. In addition, our customers generally undertake a significant evaluation process that may result in a lengthy sales cycle. We spend substantial time, effort, and money on our sales efforts, including developing and implementing appropriate go-to-market strategies and training our sales force and channel partners in order to effectively market new offerings, without any assurance that our efforts will produce any sales. The ability of our sales team to execute effectively has also adversely impacted financial performance in certain geographic regions from time to time. The purchase of our offerings may be discretionary and can involve significant expenditures. If our current and prospective customers cut costs, then they may significantly reduce their enterprise software expenditures.
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
We anticipate that the U.S. Department of the Treasury, the Internal Revenue Service and other standard-setting bodies will continue to issue regulations and interpretive guidance, such as Internal Revenue Service Notice 2018–68 providing guidance regarding amendments to Section 162(m) of the Internal Revenue Code, on how the provisions of the Tax Act will be applied or otherwise administered, and additional regulations or interpretive guidance may be issued in the future that is different from our current interpretation. We have made significant judgments and assumptions in the interpretation of the Tax Act and in our calculations of the provisional amounts reflected in our financial statements. As we continue to analyze the Tax Act and collect relevant information to complete our computations of the related impact, we may make adjustments to the provisional amounts that could materially affect our provision for income taxes in the period in which the adjustments are made, which could have a significant impact on our future operating results and cash flows.
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
We generally recognize subscription revenue from customers ratably over the term of their subscription agreements, which are generally 12 to 36 months. As a result, much of the revenue we report in each quarter is deferred revenue from subscription agreements entered into during previous quarters. Consequently, a decline in subscriptions in any one quarter will not necessarily be fully reflected in the revenue in that quarter and will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure to reflect this reduced revenue. Accordingly, the effect of significant downturns in sales and market acceptance of our service, and potential changes in our rate of renewals, including those due to customers renewing their subscription agreements prior to the expiration of such agreements or customers renewing with a multi-year agreement instead of an annual agreement, may not be fully reflected in our operating results until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

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
For example, in May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, now commonly referred to as Accounting Standards Codification Topic 606 (“ASC 606”). This guidance was effective for us beginning the first quarter of our fiscal year ending February 28, 2019 and we have adopted ASC 606 using the full retrospective transition method. While the adoption of the new standard does not change the cash flows received from our contracts with customers, its adoption could adversely affect our financial position or operating results. We have implemented a new revenue recognition software tool in connection with our adoption of ASC 606. If the new software tool does not work as expected and we incur additional costs or any new or revised internal controls implemented as a result of the adoption of ASC 606 are insufficient, this could have an adverse effect on our financial position, operating results or cash flows.
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
Prior to April 1, 2019, holders of the convertible notes may elect to convert their notes during any fiscal quarter (and only during such fiscal quarter) if the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to the conversion price of the convertible notes (the “Conversion Condition”). The Conversion Condition was met for the convertible notes during the fiscal quarters ended August 31, 2017 through August 31, 2018, which means that the holders of the convertible notes may elect to convert such notes at their option at any time during the fiscal quarter ending November 30, 2018. If one or more holders elect to convert their convertible notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share) or electing to have a financial institution accept convertible notes in exchange for cash and/or shares of common stock, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.
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
Unregistered Sales of Equity Securities
During the three months ended August 31, 2018, the Company issued 1,774,798 shares of its unregistered common stock upon settlement of conversions of an aggregate of $244.6 million in principal amount of the convertible notes. These shares of the Company’s common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
The table below sets forth information regarding the Company’s purchases of its common stock during its second fiscal quarter ended August 31, 2018:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)(2)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (4)
June 1, 2018—June 30, 2018	828,235	$84.95	103,744	$1,000.0	million
July 1, 2018—July 31, 2018	2,013,562	$120.52	1,273,100	$816.6	million
August 1, 2018—August 31, 2018	902,475	$104.54	470,934	$750.0	million
Total	3,744,272		1,847,778
__________

(1)
During the three months ended August 31, 2018, the Company withheld an aggregate of 121,740 shares of its common stock (with a weighted average share price of $144.88) from employees to satisfy minimum tax withholding obligations relating to the vesting of restricted share awards. These shares were not withheld pursuant to the programs described in Note (3) below.

(2)
In connection with the convertible note conversions settled during the three months ended August 31, 2018, the Company exercised a portion of the options that are part of the convertible note hedge transactions and acquired 1,774,754 shares of its common stock. The counterparties to the convertible note hedge transactions may be deemed to be an “affiliate purchaser” and may have purchased the shares of the Company’s common stock deliverable to the Company upon the exercise of the options.

(3)
On June 21, 2018, the Company announced that its Board authorized the repurchase of up to $1.0 billion of Red Hat’s common stock from time to time on the open market or in privately negotiated transactions. The program, which replaced a previous repurchase program, commenced on July 1, 2018, and will expire on the earlier of (i) June 30, 2020 or (ii) a determination by the Board, Chief Executive Officer or Chief Financial Officer to discontinue the program.

(4)	Excludes $17.2 million, representing 103,744 shares, reclassified to Treasury stock in the quarter ended August 31, 2018 related to the prior repurchase program.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Provided Herewith	Form	File No.	Exhibit	Filing Date

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

RED HAT, INC.

Date:	October 9, 2018	By:	/S/ JAMES M. WHITEHURST
James M. Whitehurst President and Chief Executive Officer (Duly Authorized Officer on Behalf of the Registrant)

RED HAT, INC.

Date:	October 9, 2018	By:	/S/ ERIC R. SHANDER
Eric R. Shander Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)