Form 10-Q
period 2018-11-30
RED HAT INC
filed 2019-01-04
CIK 1087423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2018
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
As of January 2, 2019, there were 176,760,468 shares of common stock outstanding.

RED HAT, INC.

		Page
CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS		3

	PART I FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS
	Consolidated Balance Sheets at November 30, 2018 (unaudited) and February 28, 2018 (derived from audited financial statements)	4
	Consolidated Statements of Operations for the three and nine months ended November 30, 2018 (unaudited) and 2017 (unaudited)	5
	Consolidated Statements of Comprehensive Income for the three and nine months ended November 30, 2018 (unaudited) and 2017 (unaudited)	6
	Consolidated Statements of Cash Flows for the three and nine months ended November 30, 2018 (unaudited) and 2017 (unaudited)	7
	Notes to Consolidated Financial Statements (unaudited)	8
	NOTE 1—Company
	NOTE 2—Summary of Significant Accounting Policies
	NOTE 3—Accounts Receivable
	NOTE 4—Identifiable Intangible Assets
	NOTE 5—Deferred Selling Costs
	NOTE 6—Derivative Instruments
	NOTE 7—Income Taxes
	NOTE 8—Convertible Notes
	NOTE 9—Commitments and Contingencies
	NOTE 10—Legal Proceedings
	NOTE 11—Stockholders’ Equity
	NOTE 12—Deferred Revenue and Performance Obligations
	NOTE 13—Earnings Per Share
	NOTE 14—Share-based Awards
	NOTE 15—Assets and Liabilities Measured at Fair Value on a Recurring Basis
	NOTE 16—Segment Reporting
	NOTE 17—Business Combinations

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	34
ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	52
ITEM 4:	CONTROLS AND PROCEDURES	54

	PART II OTHER INFORMATION
ITEM 1:	LEGAL PROCEEDINGS	55
ITEM 1A:	RISK FACTORS	55
ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	79
ITEM 6:	EXHIBITS	80

SIGNATURES		81

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

PART I

ITEM 1.	FINANCIAL STATEMENTS

RED HAT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands—except share and per share amounts)

	November 30, 2018 (Unaudited)	February 28, 2018 (1)
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$1,539,272	$1,724,132
Investments in debt and equity securities, short-term	387,885	318,358
Accounts receivable, net of allowances for doubtful accounts of $2,805 and $2,167, respectively	732,833	806,744
Prepaid expenses	241,145	267,197
Other current assets	69,356	25,666
Total current assets	2,970,491	3,142,097
Property and equipment, net of accumulated depreciation and amortization of $309,697 and $269,429, respectively	195,249	206,105
Goodwill	1,285,503	1,288,830
Identifiable intangibles, net	203,613	224,953
Investments in debt securities, long-term	295,870	430,442
Deferred tax assets, net	80,958	92,606
Other assets, net	71,330	89,460
Total assets	$5,103,014	$5,474,493
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$432,662	$427,139
Deferred revenue, short-term	1,738,547	1,853,719
Other current obligations	404	843
Convertible notes	191,972	23,806
Total current liabilities	2,363,585	2,305,507
Deferred revenue, long-term	790,577	741,453
Convertible notes	324,153	744,194
Other long-term obligations	201,068	205,215
Commitments and contingencies (NOTES 9 and 10)
Stockholders’ equity:
Preferred stock, $0.0001 per share par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 per share par value, 300,000,000 shares authorized, 242,609,945 and 238,688,708 shares issued, and 176,759,725 and 177,073,904 shares outstanding, respectively	24	24
Additional paid-in capital	2,614,768	2,416,080
Retained earnings	1,914,574	1,619,688
Treasury stock, at cost, 65,850,220 and 61,614,804 shares, respectively	(3,058,598)	(2,525,072)
Accumulated other comprehensive loss	(47,137)	(32,596)
Total stockholders’ equity	1,423,631	1,478,124
Total liabilities and stockholders’ equity	$5,103,014	$5,474,493

____________________

(1)
Derived from audited financial statements except for line items adjusted by the retrospective application of ASC 606. See NOTE 2—Summary of Significant Accounting Policies for detailed information on adoption of ASC 606.

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands—except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30, 2018	November 30, 2017 (1)	November 30, 2018	November 30, 2017 (1)
Revenue:
Subscriptions	$740,661	$656,832	$2,174,881	$1,890,902
Training and services	106,134	91,146	308,191	257,227
Total revenue	846,795	747,978	2,483,072	2,148,129
Cost of revenue:
Subscriptions	53,441	47,277	157,545	137,234
Training and services	70,676	64,482	208,201	181,938
Total cost of revenue	124,117	111,759	365,746	319,172
Gross profit	722,678	636,219	2,117,326	1,828,957
Operating expense:
Sales and marketing	353,592	308,083	1,036,787	880,723
Research and development	164,267	145,580	497,081	424,552
General and administrative	95,861	63,838	227,788	180,430
Total operating expense	613,720	517,501	1,761,656	1,485,705
Income from operations	108,958	118,718	355,670	343,252
Interest income	7,334	4,864	23,023	13,469
Interest expense	4,299	6,180	15,426	18,346
Other expense, net	(464)	(1,187)	(5,115)	(3,033)
Income before provision for income taxes	111,529	116,215	358,152	335,342
Provision for income taxes	17,079	14,606	63,658	61,331
Net income	$94,450	$101,609	$294,494	$274,011
Net income per share:
Basic	$0.54	$0.57	$1.67	$1.55
Diluted	$0.51	$0.55	$1.57	$1.49
Weighted average shares outstanding:
Basic	176,231	177,063	176,762	177,188
Diluted	186,062	186,160	187,501	183,397
____________________

(1)	As adjusted to reflect the impact of the retrospective application of ASC 606. See NOTE 2—Summary of Significant Accounting Policies for detailed information on adoption of ASC 606.

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30, 2018	November 30, 2017 (1)	November 30, 2018	November 30, 2017 (1)
Net income	$94,450	$101,609	$294,494	$274,011
Other comprehensive income (loss):
Change in foreign currency translation adjustment	4,724	(1,371)	(14,566)	53,160
Available-for-sale securities:
Unrealized (loss) gain on available-for-sale securities during the period	(267)	(2,206)	187	(1,052)
Reclassification for gain realized on available-for-sale securities, reported in Other expense, net	—	(1)	(125)	(1)
Tax benefit (expense)	42	859	(37)	350
Net change in available-for-sale securities (net of tax)	(225)	(1,348)	25	(703)
Total other comprehensive income (loss)	4,499	(2,719)	(14,541)	52,457
Comprehensive income	$98,949	$98,890	$279,953	$326,468
____________________

(1)	As adjusted to reflect the impact of the retrospective application of ASC 606. See NOTE 2—Summary of Significant Accounting Policies for detailed information on adoption of ASC 606.

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30, 2018	November 30, 2017 (1)	November 30, 2018	November 30, 2017 (1)
Cash flows from operating activities:
Net income	$94,450	$101,609	$294,494	$274,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,775	25,588	80,495	71,541
Amortization of debt discount and transaction costs	4,062	5,630	14,470	16,740
Repayments of convertible notes attributable to debt discount	(552)	—	(33,115)	—
Deferred income taxes	1,983	273	(1,705)	7,831
Share-based compensation expense	56,278	52,318	154,969	142,983
Net amortization of bond premium on debt securities available for sale	256	2,113	1,542	6,988
Other	274	(214)	3,924	1,318
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(219,184)	(113,898)	58,206	111,899
Other receivables	(23,310)	135	(43,555)	(20,211)
Prepaid expenses	2,903	(7,062)	34,565	(6,831)
Accounts payable and accrued expenses	40,325	35,562	38,620	(17,754)
Deferred revenue	153,111	57,275	14,733	(29,017)
Other	(643)	978	(1,964)	1,577
Net cash provided by operating activities	136,728	160,307	615,679	561,075
Cash flows from investing activities:
Purchase of investment in debt securities available for sale	(99,890)	(26,580)	(217,951)	(285,773)
Proceeds from maturities of investment in debt securities available for sale	66,406	130,941	259,460	348,285
Proceeds from sales of investment in debt securities available for sale	—	5,293	8,491	19,617
Proceeds from sales of strategic equity investments	—	—	1,300	—
Acquisition of businesses, net of cash acquired	(11,550)	—	(11,550)	(83,965)
Purchase of developed software and other intangible assets	(1,003)	(3,426)	(7,127)	(12,871)
Purchase of property and equipment	(18,229)	(16,587)	(44,845)	(68,268)
Other	—	84	(986)	(105)
Net cash (used in) provided by investing activities	(64,266)	89,725	(13,208)	(83,080)
Cash flows from financing activities:
Proceeds from exercise of common stock options	767	711	1,831	4,541
Proceeds from employee stock purchase program	14,409	10,575	43,356	33,288
Payments related to net settlement of share-based compensation awards	(32,873)	(37,807)	(127,605)	(86,230)
Purchase of treasury stock	(12,791)	(100,000)	(412,845)	(237,002)
Payments on other borrowings	(201)	(346)	(750)	(1,207)
Repayments of convertible notes attributable to principal	(4,036)	(6)	(241,979)	(6)
Net cash used in financing activities	(34,725)	(126,873)	(737,992)	(286,616)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(1,980)	(2,295)	(49,339)	48,985
Net increase (decrease) in cash, cash equivalents and restricted cash	35,757	120,864	(184,860)	240,364
Cash, cash equivalents and restricted cash at beginning of the period	1,503,515	1,210,308	1,724,132	1,090,808
Cash, cash equivalents and restricted cash at end of the period	$1,539,272	$1,331,172	$1,539,272	$1,331,172
Restricted cash included in cash, cash equivalents and restricted cash	$1,015	$3,099	$1,015	$3,099
____________________

(1)	As adjusted to reflect the impact of the retrospective application of ASC 606. See NOTE 2—Summary of Significant Accounting Policies for detailed information on adoption of ASC 606.

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—Company and Merger Agreement
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
Merger Agreement
On October 28, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with International Business Machines Corporation, a New York corporation (“IBM”), and Socrates Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of IBM (“Sub”), pursuant to which, among other things, Sub will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of IBM (the “Merger”). The board of directors of each of the Company and IBM approved the Merger and the Merger Agreement.
At the effective time of the Merger (the “Effective Time”), subject to the terms and conditions of the Merger Agreement, each share of common stock par value $0.0001 per share, of the Company (the “Company Common Stock”) issued and outstanding immediately prior to the Effective Time (other than (i) canceled shares, (ii) dissenting shares, and (iii) subsidiary converted shares) shall be converted into the right to receive $190.00 in cash, without interest. On December 12, 2018, the Company filed its definitive proxy statement on Schedule 14A (the “Proxy Statement”) with the SEC for a special meeting of its stockholders to be held on January 16, 2019 in connection with the Merger. The transaction is expected to close in the latter half of 2019, subject to certain conditions, including receipt of regulatory approvals. Until the closing, the Company will continue to operate as an independent company. The Company has incurred Merger-related costs of $27.9 million included in General and administrative expenses in the Company’s Consolidated Statement of Operations for the three and nine months ended November 30, 2018.
Consummation of the Merger is subject to certain customary conditions, including, without limitation, (i) the approval by the affirmative vote of the holders of a majority of the outstanding shares of Company Common Stock entitled to vote at a special meeting of the Company’s stockholders to approve the Merger; (ii) the receipt of approvals, or the expiration or termination of the applicable waiting periods, under certain antitrust laws (including the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) and clearance under Council Regulation 134/2004 of the European Union); and (iii) the absence of any temporary restraining order, preliminary or permanent injunction or other judgment or law issued by certain courts of competent jurisdiction or other governmental entity, in each case prohibiting consummation of the Merger, and no action or proceeding by a governmental entity before any court or certain other governmental entities of competent jurisdiction seeking to enjoin, restrain or otherwise prohibit consummation of the Merger. Each party’s obligation to consummate the Merger is subject to certain other customary conditions.

The Merger Agreement contains certain customary termination rights for the Company and IBM. Subject to certain limitations, the Merger Agreement may be terminated by either IBM or the Company if (i) the Merger is not consummated on or before October 28, 2019, which is subject to extension for two consecutive three month periods by either party if all conditions are satisfied other than receipt of regulatory approvals and absence of legal restraints, (ii) an order having the effect of making the Merger illegal or otherwise prohibiting consummation of the Merger becomes final and non-appealable and (iii) if the stockholder approval is not obtained.
A description of the material terms of the Merger Agreement is available in the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2018. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement, which has been filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2018 and herewith as Exhibit 2.1.
NOTE 2—Summary of Significant Accounting Policies
Basis of presentation
The unaudited interim consolidated financial statements as of and for the three and nine months ended November 30, 2018 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement of the consolidated balance sheets, consolidated operating results, consolidated other comprehensive income and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). Operating results for the three and nine months ended November 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2019. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. These unaudited financial statements should be read in conjunction with the Company’s Consolidated Financial Statements, including notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2018. Other than the accounting pronouncement adopted during the three months ended May 31, 2018 related to accounting for revenue from contracts with customers as described below, there have been no changes to the Company’s significant accounting policies from those described in NOTE 2—Summary of Significant Accounting Policies to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2018.
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
Certain amounts for the three and nine months ended November 30, 2017 have been reclassified to conform to the current period presentation.
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
The Company has elected to exclude all taxes from the transaction price (e.g. sales, use, value-added, etc.). Revenue is recognized net of such taxes.
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
Select adjusted unaudited financial statement information, which reflects the Company’s adoption of ASC 606, is set forth below.
Consolidated balance sheets (in thousands):

	February 28, 2018
	As Reported	Adjustments	As Adjusted
Prepaid expenses	$260,092	$7,105	$267,197
Deferred tax assets, net	$93,300	$(694)	$92,606
Other assets, net	$87,924	$1,536	$89,460
Accounts payable and accrued expenses	$427,086	$53	$427,139
Retained earnings	$1,611,794	$7,894	$1,619,688
Consolidated statements of operations (in thousands, except per share amounts):

	Three Months Ended November 30, 2017			Nine Months Ended November 30, 2017
	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
Operating expense:
Sales and marketing	$308,388	$(305)	$308,083	$883,395	$(2,672)	$880,723
Net income	$101,306	$303	$101,609	$271,355	$2,656	$274,011
Net income per share:
Basic	$0.57	$—	$0.57	$1.53	$0.02	$1.55
Diluted	$0.54	$0.01	$0.55	$1.48	$0.01	$1.49

The Company’s adoption of ASC 606 had no impact on net cash provided by or used in operating, investing or financing activities for any of the periods reported.
Accounting pronouncements being evaluated
In August 2018, the FASB issued Accounting Standards Update 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) (“ASU 2018-15”). The FASB issued ASU 2018-15 to align the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license. The guidance is effective for the Company as of the first quarter of its fiscal year ending February 28, 2021, with early adoption permitted. The Company is currently evaluating the impact that this updated standard will have on its consolidated financial statements.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The FASB issued ASU 2016-02 to increase transparency and comparability among organizations with respect to accounting for leases. Under ASU 2016-02, lessees will recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. This guidance is effective for the Company as of the first quarter of its fiscal year ending February 28, 2020. Along with ASU 2016-02, the Company is also evaluating Accounting Standards Update 2018-10, Codification Improvements to Topic 842 Leases (“ASU 2018-10”) and Accounting Standards Update 2018-11, Targeted Improvements to Topic 842 Leases (“ASU 2018-11”). The Company expects to adopt the transition method, which will not require adjustments to comparative periods nor require modified disclosures in those comparative periods. Upon adoption, the Company expects to elect the transition package of practical expedients permitted within the new standard, which among other things, allows the carryforward of the historical lease classification. Further, upon implementation of the new guidance, the Company intends to elect the practical expedients to combine lease and non-lease components for all asset classes, to not recognize right-of-use assets and lease liabilities for short-term leases for all asset classes and to use hindsight in determining the lease term and assessing impairment of right-of-use assets.
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
NOTE 3—Accounts Receivable
Accounts receivable are presented net of an allowance for doubtful accounts. Activity in the Company’s allowance for doubtful accounts is presented in the following table (in thousands):

As of	Balance at beginning of period	Charged to (recovery of) expense	Adjustments (1)	Balance at end of period
February 28, 2018	$2,791	172	(796)	$2,167
November 30, 2018	$2,167	1,405	(767)	$2,805
_______________

(1)	Represents foreign currency translation adjustments and amounts written-off as uncollectible accounts receivable.
Included in accounts receivable, net of allowance for doubtful accounts, are unbilled receivables of $35.1 million and $25.8 million as of November 30, 2018 and February 28, 2018, respectively.
As of November 30, 2018 and February 28, 2018, no individual customer accounted for 10% or more of the Company’s total accounts receivable.
NOTE 4—Identifiable Intangible Assets
Identifiable intangible assets consist primarily of trademarks, copyrights and patents, purchased technologies, customer and reseller relationships and covenants not to compete, all of which are amortized over the estimated useful life, generally on a straight-line basis, with the exception of customer and reseller relationships, which are generally amortized over the greater of straight-line over the estimated useful life or the related asset’s pattern of economic benefit. Useful lives range from two years to 10 years. As of November 30, 2018 and February 28, 2018, trademarks with an indefinite estimated useful life totaled $11.4 million and $12.0 million, respectively. The following is a summary of identifiable intangible assets (in thousands):

	November 30, 2018			February 28, 2018
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$172,633	$(79,824)	$92,809	$167,005	$(70,749)	$96,256
Purchased technologies	209,984	(107,936)	102,048	208,096	(93,748)	114,348
Customer and reseller relationships	105,748	(99,498)	6,250	106,076	(95,558)	10,518
Covenants not to compete	15,795	(14,551)	1,244	15,861	(14,324)	1,537
Other intangible assets	8,833	(7,571)	1,262	8,833	(6,539)	2,294
Total identifiable intangible assets	$512,993	$(309,380)	$203,613	$505,871	$(280,918)	$224,953

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Amortization expense associated with identifiable intangible assets recognized in the Company’s Consolidated Financial Statements is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2018	November 30, 2017	November 30, 2018	November 30, 2017
Cost of revenue	$6,209	$4,674	$18,913	$13,524
Sales and marketing	1,396	1,592	4,158	4,634
Research and development	34	34	103	103
General and administrative	2,386	2,084	7,139	6,137
Total amortization expense	$10,025	$8,384	$30,313	$24,398

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

	November 30, 2018	February 28, 2018 (1)
Deferred commissions, current	$174,477	$188,944
Deferred commissions, non-current	35,210	48,653
Total deferred commissions	$209,687	$237,597
____________________

(1)	As adjusted to reflect the impact of the retrospective application of ASC 606. See NOTE 2—Summary of Significant Accounting Policies for detailed information on adoption of ASC 606.
Amortization of deferred commissions is included in Sales and marketing expense in the Company’s Consolidated Statements of Operations. Amortization expense related to deferred commissions totaled $55.1 million and $46.7 million for the three months ended November 30, 2018 and November 30, 2017, respectively. Amortization expense related to deferred commissions totaled $174.8 million and $132.0 million for the nine months ended November 30, 2018 and November 30, 2017, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

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
The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows (in thousands):

	November 30, 2018			Classification of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended November 30, 2018	Nine Months Ended November 30, 2018
	Balance Sheet Classification	Fair Value	Notional Value
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$154	$68,036	Other expense, net	$238	$809
Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	(152)	21,948	Other expense, net	(610)	(2,060)
Total		$2	$89,984		$(372)	$(1,251)

	November 30, 2017			Classification of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended November 30, 2017	Nine Months Ended November 30, 2017
	Balance Sheet Classification	Fair Value	Notional Value
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$156	$20,394	Other expense, net	$309	$1,589
Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	(174)	35,210	Other expense, net	(678)	(1,261)
Total		$(18)	$55,604		$(369)	$328

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
On November 26, 2018, the Department of the U.S. Treasury and the Internal Revenue Service issued proposed regulations under Section 163(j), which generally limits the amount of business interest expense that can be deducted in the current taxable year. Further, on November 28, 2018, the Department of the U.S. Treasury also issued proposed regulations under and related to foreign tax credits covered in the Internal Revenue Code Sections 78, 861, 901, 904, 954, 960, and 965. The adoption of the proposed regulations did not significantly impact the Company’s Consolidated Financial Statements.
On August 21, 2018, the Internal Revenue Service issued Notice 2018–68 providing guidance regarding amendments to Section 162(m) of the Internal Revenue Code contained in the Tax Act (“IRS Guidance”), which limit tax deductions for compensation granted to certain executives. As a result of this guidance, our provision for income taxes for the three and nine months ended November 30, 2018 includes $18.0 million tax expense to reflect the impact of this tax deduction limitation which was previously recognized during the three months ended August 31, 2018.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In December 2017, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC Topic 740—Income Taxes (“ASC 740”). The Company has completed its analysis within fiscal 2019 consistent with the guidance provided in SAB 118, and any adjustments during this measurement period have been included in net earnings from continuing operations as an adjustment to income tax expense. The additional tax expense of $18.0 million resulting from the IRS Guidance discussed above was an adjustment during the SAB 118 measurement period.
The effective tax rate for the three and nine months ended November 30, 2018, of 15.3% and 17.8%, respectively, differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits from share-based compensation, research tax credits and the impact from the Tax Act. Tax expense for the three and nine months ended November 30, 2018 included net discrete tax benefits of $6.5 million and $17.6 million, respectively, primarily related to the impact from share-based compensation. Net discrete tax benefits of $17.6 million for the nine months ended November 30, 2018 is inclusive of the $18.0 million adjustment pursuant to SAB 118.
For the three and nine months ended November 30, 2017, the Company’s then-effective tax rate of 12.6% (1) and 18.3% (1), respectively, differed from the U.S. federal statutory rate of 35% primarily due to excess tax benefits from share-based compensation, foreign income taxed at lower rates, research tax credits and the domestic-production-activities deduction. Tax expense for the three and nine months ended November 30, 2017, included net discrete tax benefits of $15.5 million and $28.5 million, respectively, primarily related to net excess tax benefits from share-based compensation.
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
As of November 30, 2018, it is reasonably possible that total unrecognized tax benefits may be reduced by less than $1.0 million within the next 12 months primarily as a result of statute of limitation expirations in various tax jurisdictions, some of which would affect the Company’s effective tax rate.
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

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

At their option, holders may convert their convertible notes prior to the close of business on the business day immediately preceding April 1, 2019, only upon the occurrence of certain circumstances. For example, during any fiscal quarter commencing after the fiscal quarter ended on November 30, 2014 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price, the convertible notes become convertible at the holders’ option. The price of the Company’s common stock was greater than or equal to 130% of the conversion price, which is $95.43, for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of each of the fiscal quarters ended August 31, 2017 through November 30, 2018. Therefore, as of November 30, 2018, the convertible notes remain convertible at the holders’ option until February 28, 2019.
On and after April 1, 2019, holders may convert their convertible notes at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the convertible notes.
During the third quarter of the fiscal year ending February 28, 2019, the Company settled notices of conversion with respect to $4.6 million aggregate principal amount of the convertible notes and elected to settle such conversions by paying cash for the principal amount and issuing 30,257 shares of common stock for the excess conversion value. During the third quarter of the fiscal year ending February 28, 2019, the Company recognized insignificant losses on settled conversions and $1.7 million of losses for the nine months ended November 30, 2018. Total settled conversions as of November 30, 2018 amounted to $275.1 million aggregate principal amount of the convertible notes. The Company expects to settle conversions of $197.1 million in principal amount of the convertible notes in the fourth quarter of the fiscal year ending February 28, 2019 by paying cash for the principal amount and issuing shares of common stock for the excess conversion value. The Company continues to receive conversion requests and as of January 2, 2019, such incremental requests totaled $26.4 million in principal amount of the convertible notes. The aggregate principal amount of the convertible notes remaining is expected to be $306.4 million after the expected conversion settlements as discussed above and the incremental conversion requests received as of January 2, 2019.
Based on the closing price of the Company’s common stock of $178.56 on the last trading day of the third quarter of the fiscal year ending February 28, 2019, the if-converted value of the convertible notes as of November 30, 2018 exceeded their principal amount by approximately $758.9 million.
The Company continues to classify the net carrying amount of the convertible notes as a long-term liability, except for $192.0 million, classified as current and expected to be cash-settled within the next fiscal quarter. The equity component of the convertible notes will continue to be classified as additional paid-in capital because the Company has the option to settle the principal amount in shares. However, it is the Company’s intent to settle the principal amount of the convertible notes in cash.
The conversion rate is subject to customary anti-dilution adjustments. If certain corporate events described in the Indenture occur prior to the maturity date, the conversion rate will be increased for a holder who elects to convert its convertible notes in connection with such corporate event in certain circumstances.
The convertible notes are not redeemable prior to maturity, and no sinking fund is provided for the notes. If the Company undergoes a “fundamental change,” as defined in the Indenture, subject to certain conditions, holders may require the Company to purchase for cash all or any portion of their convertible notes. The fundamental change purchase price will be 100% of the principal amount of the convertible notes to be purchased plus any accrued and unpaid interest up to but excluding the fundamental change purchase date. If the Merger with IBM is consummated, it will constitute a “fundamental change” under the Indenture.
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

	November 30, 2018	February 28, 2018
Liability component:
Principal	$529,865	$804,966
Less: debt issuance costs	(2,448)	(4,695)
Less: debt discount	(11,292)	(32,271)
Net carrying amount	$516,125	$768,000
Equity component (1)	$63,775	$96,890
__________
(1) Recognized in the Consolidated Balance Sheets in Additional paid-in capital.

The following table includes total interest expense recognized related to the convertible notes (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2018	November 30, 2017	November 30, 2018	November 30, 2017
Coupon rate 0.25% per year, payable semiannually	$250	$503	$935	$1,509
Amortization of convertible note issuance costs — liability component	715	694	2,247	2,047
Accretion of debt discount	3,347	4,936	12,223	14,693
Total interest expense related to convertible notes	$4,312	$6,133	$15,405	$18,249

The fair value of the convertible notes, which was determined based on inputs that are observable in the market (Level 2), and the carrying value of convertible notes (the carrying value excludes the equity component of the convertible notes classified in equity) is as follows (in thousands):

	November 30, 2018
	Fair Value	Carrying Value
Convertible notes	$517,228	$516,125

Convertible note hedge transactions and warrant transactions
On October 1, 2014, the Company entered into convertible note hedge transactions and warrant transactions with certain of the initial purchasers of the convertible notes or their respective affiliates. In connection with the conversions of the convertible notes that settled in the third quarter of the fiscal year ending February 28, 2019, the Company exercised a portion of the options that are part of the convertible note hedge transactions for 30,249 shares of the Company’s common stock.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The convertible note hedge transactions are expected to offset, to the extent the Company’s common stock per share price does not exceed the $101.65 strike price of the warrants, which is subject to adjustments upon the occurrence of certain events, the potential dilution with respect to shares of the Company’s common stock upon any conversion of the convertible notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted notes, as the case may be. To partially offset the $148.0 million cost of the convertible note hedge transactions, the Company issued warrants and received proceeds of $79.8 million. The number of shares of the Company’s common stock underlying the warrants total 10,965,630, the number of shares originally underlying the convertible notes and the convertible note hedge transactions. The combination of the convertible note hedge transactions and the warrant transactions effectively increases the initial conversion price of the convertible notes from $73.41 per share to $101.65 per share. As a result, the warrant transactions will have a dilutive effect with respect to the Company’s common stock to the extent that the market price per share of the Company’s common stock, as measured under the terms of the warrant transactions, exceeds the $101.65 strike price of the warrants. For the three and nine months ended November 30, 2018, the warrants were included in the computation of diluted shares outstanding because the warrants’ exercise price was less than the average market price of the Company’s common stock during the related period. However, subject to certain conditions, the Company may elect to settle all of the warrants in cash.
NOTE 9—Commitments and Contingencies
Operating leases
As of November 30, 2018, the Company leased office space and certain equipment under various non-cancellable operating leases. Rent expense under operating leases for the three months ended November 30, 2018 and November 30, 2017 was $14.8 million and $12.9 million, respectively. Rent expense under operating leases for the nine months ended November 30, 2018 and November 30, 2017 was $41.9 million and $38.1 million, respectively.
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
It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company’s obligations and the facts and circumstances involved in each particular agreement. The Company does not record a liability for claims related to indemnification unless the Company concludes that the likelihood of a material claim is probable and estimable. Payments pursuant to these indemnification claims during the three and nine months ended November 30, 2018 and November 30, 2017 were, in the aggregate, immaterial.
NOTE 10—Legal Proceedings
The Company experiences routine litigation in the normal course of its business, including patent litigation. The Company presently believes that the outcome of this routine litigation will not have a material adverse effect on its financial position, results of operations or cash flows.
In addition, three putative class action complaints were filed against Red Hat and its board of directors relating to the Merger with IBM. As of January 4, 2019, we received the following complaints, each filed in the United States District Court for the District of Delaware: Charles Orgel, individually and on behalf of all others similarly situated v. Red Hat, Inc., et al. (filed December 18, 2018), Michael Kent, individually and on behalf of all others similarly situated v. Red Hat, Inc., et al. (filed December 19, 2018) and Christopher Nunn Bishop, individually and on behalf of all others similarly situated v. Red Hat, Inc., et al. (filed December 21, 2018) (together, the “Actions”). The complaints in the Actions allege that the Proxy Statement omits purportedly material information in violation of Sections 14(a) and 20(a) of the Exchange Act, rendering the Proxy Statement false and misleading.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

On January 4, 2019, the parties reached an agreement whereby the Actions would be dismissed as moot in exchange for supplemental disclosures filed by the Company. Those supplemental disclosures were filed by the Company on January 4, 2019. Plaintiffs in the Actions have reserved the right to seek an award of attorneys’ fees for causing the filing of the supplemental disclosures.
NOTE 11—Stockholders’ Equity
The following table summarizes the changes in the Company’s stockholders’ equity during the three months ended November 30, 2018 (in thousands):

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at August 31, 2018	241,789	$24	$2,576,560	$1,820,124	$(3,055,268)	$(51,636)	$1,289,804
Net income	—	—	—	94,450	—	—	94,450
Other comprehensive income, net of tax	—	—	—	—	—	4,499	4,499
Vest and exercise of share-based awards	791	—	767	—	—	—	767
Common stock repurchase	—	—	—	—	(12,791)	—	(12,791)
Share-based compensation expense	—	—	56,278	—	—	—	56,278
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	—	(32,873)	—	—	—	(32,873)
Re-issuance of treasury stock under employee stock purchase plan		—	14,158	—	9,461	—	23,619
Convertible note conversions	30	—	(123)	—	—	—	(123)
Exercises of convertible note hedges	—	—	1	—	—	—	1
Balance at November 30, 2018	242,610	$24	$2,614,768	$1,914,574	$(3,058,598)	$(47,137)	$1,423,631

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes the changes in the Company’s stockholders’ equity during the three months ended November 30, 2017 (in thousands):

	Common Stock		Additional Paid-In Capital	Retained Earnings (1)	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at August 31, 2017	237,978	$24	$2,335,518	$1,530,239	$(2,425,059)	$(33,176)	$1,407,546
Net income	—	—	—	101,609	—	—	101,609
Other comprehensive loss, net of tax	—	—	—	—	—	(2,719)	(2,719)
Vest and exercise of share-based awards	640	—	711	—	—	—	711
Common stock repurchase	—	—	—	—	(100,000)	—	(100,000)
Share-based compensation expense	—	—	52,318	—	—	—	52,318
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	—	(37,807)	—	—	—	(37,807)
Re-issuance of treasury stock under employee stock purchase plan		—	—	—	18,984	—	18,984
Other adjustments	—	—	—	—	—	—	—
Balance at November 30, 2017	238,618	$24	$2,350,740	$1,631,848	$(2,506,075)	$(35,895)	$1,440,642
____________________

(1)	As adjusted to reflect the impact of the retrospective application of ASC 606. See NOTE 2—Summary of Significant Accounting Policies for detailed information on adoption of ASC 606.
The following table summarizes the changes in the Company’s stockholders’ equity during the nine months ended November 30, 2018 (in thousands):

	Common Stock		Additional Paid-In Capital	Retained Earnings (1)	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at February 28, 2018	238,689	$24	$2,416,080	$1,619,688	$(2,525,072)	$(32,596)	$1,478,124
Net income	—	—	—	294,494	—	—	294,494
Other comprehensive loss, net of tax	—	—	—	—	—	(14,541)	(14,541)
Vest and exercise of share-based awards	1,931	—	1,831	—	—	—	1,831
Common stock repurchase	—	—	—	—	(412,845)	—	(412,845)
Share-based compensation expense	—	—	154,969	—	—	—	154,969
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	—	(127,605)	—	—	—	(127,605)
Re-issuance of treasury stock under employee stock purchase plan	—	—	32,629	—	23,201	—	55,830
Convertible note conversions	1,990	—	(7,034)	—	—	—	(7,034)
Exercises of convertible note hedges	—	—	143,898	—	(143,882)	—	16
Cumulative-effect adjustment from adoption of ASU 2016-01	—	—	—	392	—	—	392
Balance at November 30, 2018	242,610	$24	$2,614,768	$1,914,574	$(3,058,598)	$(47,137)	$1,423,631

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

____________________

(1)	As adjusted to reflect the impact of the retrospective application of ASC 606. See NOTE 2—Summary of Significant Accounting Policies for detailed information on adoption of ASC 606.

The following table summarizes the changes in the Company’s stockholders’ equity during the nine months ended November 30, 2017 (in thousands):

	Common Stock		Additional Paid-In Capital	Retained Earnings (1)	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at February 28, 2017	236,805	$24	$2,294,462	$1,357,837	$(2,311,805)	$(88,352)	$1,252,166
Net income	—	—	—	274,011	—	—	274,011
Other comprehensive income, net of tax	—	—	—	—	—	52,457	52,457
Vest and exercise of share-based awards	1,813	—	4,541	—	—	—	4,541
Common stock repurchase	—	—	—	—	(237,002)	—	(237,002)
Share-based compensation expense	—	—	142,983	—	—	—	142,983
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	—	(86,230)	—	—	—	(86,230)
Re-issuance of treasury stock under employee stock purchase plan	—	—	—	—	42,732	—	42,732
Other adjustments	—	—	(5,016)	—	—	—	(5,016)
Balance at November 30, 2017	238,618	$24	$2,350,740	$1,631,848	$(2,506,075)	$(35,895)	$1,440,642

____________________

(1)	As adjusted to reflect the impact of the retrospective application of ASC 606. See NOTE 2—Summary of Significant Accounting Policies for detailed information on adoption of ASC 606.
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
On June 21, 2018, the Company announced that its board of directors authorized the repurchase of up to $1.0 billion of Red Hat’s common stock from time to time on the open market or in privately negotiated transactions. The new program commenced on July 1, 2018, and will expire on the earlier of (i) June 30, 2020 or (ii) a determination by the board of directors, Chief Executive Officer or Chief Financial Officer to discontinue the program. The new program replaced the previous $1.0 billion repurchase program, which expired on June 30, 2018.
From its commencement on July 1, 2018 through November 30, 2018, the Company repurchased 1,838,241 shares of its common stock at an aggregate cost of $262.8 million under this repurchase program.
As of November 30, 2018, the amount available under this program for the repurchase of the Company’s common stock was $737.2 million. Pursuant to the Merger Agreement, we do not anticipate additional repurchases of the Company’s common stock prior to the consummation of the Merger with IBM.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Accumulated other comprehensive loss
Accumulated other comprehensive loss was comprised of the following (in thousands):

	November 30, 2018	February 28, 2018
Accumulated loss from foreign currency translation adjustment	$(44,245)	$(29,679)
Accumulated unrealized loss, net of tax, on available-for-sale securities	(2,892)	(2,917)
Accumulated other comprehensive loss	$(47,137)	$(32,596)

NOTE 12—Deferred Revenue and Performance Obligations
Activity in the Company’s deferred revenue accounts is presented in the following table (in thousands):

	February 28, 2018	Revenue recognized from opening balance (1)	Deferred revenue, net (2)	November 30, 2018
Deferred revenue, short-term	$1,853,719	$(1,515,184)	$1,400,012	$1,738,547
Deferred revenue, long-term	741,453	—	49,124	790,577
Total deferred revenue	$2,595,172	$(1,515,184)	$1,449,136	$2,529,124
____________________

(1)	Approximately $611.4 million, $538.0 million and $365.8 million of revenue was recognized in the first, second and third quarters of fiscal 2019, respectively.

(2)	Includes revenue recognized from current period customer contracts and the impact from foreign currency exchange rate fluctuations.
As of November 30, 2018, the value of customer contracts allocated to performance obligations not yet satisfied, including $2.53 billion of total deferred revenue, was approximately $3.35 billion, of which approximately 60% is expected to be recognized as revenue within the next 12 months and the remainder thereafter.
In addition to the approximately $3.35 billion of customer contract value allocated to performance obligations not yet satisfied, as of November 30, 2018, the Company has offered customers options to purchase additional services at an agreed-upon price per hour that total approximately $145.4 million.
The summation of the customer contract value allocated to performance obligations not yet satisfied and the options to purchase additional services equals approximately $3.50 billion, which the Company considers as its total backlog.
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

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table reconciles the numerators and denominators of the earnings per share (“EPS”) calculation (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 30, 2018	November 30, 2017 (1)	November 30, 2018	November 30, 2017 (1)
Net income available to common stockholders	$94,450	$101,609	$294,494	$274,011
Weighted average common shares outstanding	176,231	177,063	176,762	177,188
Incremental shares attributable to assumed vesting or exercise of outstanding equity award shares	2,726	3,518	3,380	3,281
Dilutive effect of convertible notes	3,648	4,109	3,730	2,928
Dilutive effect of warrants	3,457	1,470	3,629	—
Diluted shares	186,062	186,160	187,501	183,397
Diluted net income per share	$0.51	$0.55	$1.57	$1.49

____________________

(1)	As adjusted to reflect the impact of the retrospective application of ASC 606. See NOTE 2—Summary of Significant Accounting Policies for detailed information on adoption of ASC 606.
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
Warrants to purchase 10,965,630 shares of the Company’s common stock at $101.65 per share were outstanding during the three and nine months ended November 30, 2018 and November 30, 2017. For the three and nine months ended November 30, 2018, the warrants were included in the computation of diluted EPS because the warrants’ exercise price was less than the average market price of the Company’s common stock during the related period.
The following share awards are not included in the computation of diluted EPS because the aggregate value of proceeds considered received upon either exercise or vesting was greater than the average market price of the Company’s common stock during the related periods and the effect of including such share awards in the computation would be anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2018	November 30, 2017	November 30, 2018	November 30, 2017
Number of shares considered anti-dilutive for calculating diluted EPS	—	353	—	117

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
The following summarizes share-based compensation expense recognized in the Company’s Consolidated Financial Statements (in thousands):

	Three Months Ended		Nine Months Ended
	November 30, 2018	November 30, 2017	November 30, 2018	November 30, 2017
Cost of revenue	$4,803	$4,199	$14,678	$12,408
Sales and marketing	25,218	23,278	67,562	64,708
Research and development	17,003	14,937	48,091	42,603
General and administrative	9,254	9,904	24,638	23,264
Total share-based compensation expense (1)	$56,278	$52,318	$154,969	$142,983
__________

(1)
Total share-based compensation expense included $4.2 million and $2.9 million, respectively, of expense related to the Company’s employee stock purchase plan (“ESPP”) for the three months ended November 30, 2018 and November 30, 2017 and $12.0 million and $8.8 million, respectively, for the nine months ended November 30, 2018 and November 30, 2017.

Share-based compensation expense qualifying for capitalization was insignificant for each of the three and nine months ended November 30, 2018 and November 30, 2017. Accordingly, no share-based compensation expense was capitalized during these periods.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes the Company’s share-based awards granted, by type:

	Three Months Ended
	November 30, 2018		November 30, 2017
	Shares and Shares Underlying Awards	Weighted Average Per Share Award Fair Value	Shares and Shares Underlying Awards	Weighted Average Per Share Award Fair Value
Service-based shares and share units	856,895	$125.61	699,066	$120.89

	Nine Months Ended
	November 30, 2018			November 30, 2017
	Shares and Shares Underlying Awards		Weighted Average Per Share Award Fair Value	Shares and Shares Underlying Awards	Weighted Average Per Share Award Fair Value
Service-based shares and share units	1,619,862		$141.23	1,585,904	$101.85
Performance share units—target	173,014	(1)	$163.56	261,760	$87.99
Performance share awards	64,219	(2)	$163.56	104,362	$87.99
Total share-based awards	1,857,095		$144.08	1,952,026	$99.25
__________

(1)
Certain executives and senior management were awarded a target number of performance share units (“PSUs”). PSU grantees may earn up to 200% of the target number of PSUs. Half of the target number of PSUs can be earned by the grantees depending upon the Company’s financial performance measured against the financial performance of specified peer companies during a three-year performance period beginning on March 1, 2018. The remaining target number of PSUs can be earned by the grantees depending upon the Company’s total stockholder return performance measured against the total stockholder return performance of specified peer companies during a three-year period beginning on March 1, 2018.

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

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at November 30, 2018 (in thousands):

	November 30, 2018	Level 1	Level 2	Level 3
Assets:
Money markets (1)	$456,111	$456,111	$—	$—
Interest-bearing deposits (1)	56,954	—	56,954	—
Available-for-sale securities (1):
Commercial paper	442,596	—	442,596	—
U.S. agency securities	235,739	—	235,739	—
Corporate securities	290,942	—	290,942	—
Foreign currency derivatives (2)	154	—	154	—
Liabilities:
Foreign currency derivatives (3)	(152)	—	(152)	—
Total	$1,482,344	$456,111	$1,026,233	$—
__________

(1)
Included in Cash, cash equivalents and restricted cash, Investments in debt and equity securities, short-term or Investments in debt securities, long-term in the Company’s Consolidated Balance Sheet at November 30, 2018, in addition to $740.7 million of cash.

(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet at November 30, 2018.

(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet at November 30, 2018.
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

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table represents the Company’s investments measured at fair value as of November 30, 2018 (in thousands):

					Balance Sheet Classification
	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Cash Equivalent Marketable Securities	Investments in debt and equity securities, short-term	Investments in debt securities, long-term
		Gains	Losses (1)
Money markets	$456,111	$—	$—	$456,111	$456,111	$—	$—
Interest-bearing deposits	56,954	—	—	56,954	—	56,954	—
Commercial paper	442,596	—	—	442,596	342,476	100,120	—
U.S. agency securities	239,192	—	(3,453)	235,739	—	74,846	160,893
Corporate securities	292,164	244	(1,466)	290,942	—	155,965	134,977
Total	$1,487,017	$244	$(4,919)	$1,482,342	$798,587	$387,885	$295,870
__________

(1)
As of November 30, 2018, there were $4.6 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer. The aggregate related fair value of investments with unrealized losses was $436.2 million.

The following table summarizes the stated maturities of the Company’s investment in available-for-sale securities (in thousands):

	As of November 30, 2018	Less than 1 Year	1-5 Years	More than 5 Years
Maturity of available-for-sale debt securities	$626,801	$330,931	$295,870	$—

The following table represents the Company’s investments measured at fair value as of February 28, 2018 (in thousands):

					Balance Sheet Classification
	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Cash Equivalent Marketable Securities	Investments in debt and equity securities, short-term	Investments in debt securities, long-term
		Gains	Losses (1)
Money markets	$334,665	$—	$—	$334,665	$334,665	$—	$—
Interest-bearing deposits	61,125	—	—	61,125	—	61,125	—
Commercial paper	615,043	—	—	615,043	615,043	—	—
U.S. agency securities	312,537	—	(4,270)	308,267	—	93,175	215,092
Corporate securities	382,497	696	(1,679)	381,514	3,272	162,892	215,350
Equity securities	650	516	—	1,166	—	1,166	—
Total	$1,706,517	$1,212	$(5,949)	$1,701,780	$952,980	$318,358	$430,442
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

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following summarizes revenue from unaffiliated customers; income (loss) from operations; total cash, cash equivalents and available-for-sale investment securities and total assets by geographic segment (in thousands):

	Americas	EMEA	Asia Pacific	Corporate (1)	Consolidated
	Three Months Ended November 30, 2018
Revenue from unaffiliated customers	$527,367	$198,730	$120,698	$—	$846,795
Income (loss) from operations	$83,304	$45,252	$36,680	$(56,278)	$108,958
	Three Months Ended November 30, 2017
Revenue from unaffiliated customers	$471,773	$173,718	$102,487	$—	$747,978
Income (loss) from operations (2)	$99,924	$42,404	$28,708	$(52,318)	$118,718
	Nine Months Ended November 30, 2018
Revenue from unaffiliated customers	$1,541,996	$583,181	$357,895	$—	$2,483,072
Income (loss) from operations	$254,364	$145,888	$110,387	$(154,969)	$355,670
Total cash, cash equivalents, restricted cash and available-for-sale investment securities	$1,181,093	$572,629	$469,305	$—	$2,223,027
Total assets	$3,342,003	$1,111,572	$649,439	$—	$5,103,014
	Nine Months Ended November 30, 2017
Revenue from unaffiliated customers	$1,373,512	$477,110	$297,507	$—	$2,148,129
Income (loss) from operations (2)	$284,824	$114,410	$87,001	$(142,983)	$343,252
Total cash, cash equivalents, restricted cash and available-for-sale investment securities	$1,071,638	$855,164	$394,371	$—	$2,321,173
Total assets (2)	$2,878,717	$1,312,089	$576,227	$—	$4,767,033
 _______________

(1)	Amounts represent share-based compensation expense that was not allocated to geographic segments.

(2)	As adjusted to reflect the impact of the retrospective adoption of ASC 606. See NOTE 2—Summary of Significant Accounting Policies for detailed information on adoption of ASC 606.
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

	Three Months Ended		Nine Months Ended
	November 30, 2018	November 30, 2017	November 30, 2018	November 30, 2017
U.S., the Company’s country of domicile	$473,201	$415,900	$1,367,596	$1,227,645
Foreign	373,594	332,078	1,115,476	920,484
Total revenue from unaffiliated customers	$846,795	$747,978	$2,483,072	$2,148,129

Total tangible long-lived assets located in the U.S., the Company’s country of domicile, and similar tangible long-lived assets held outside the U.S. are summarized in the following table (in thousands):

	November 30, 2018	February 28, 2018
U.S., the Company’s country of domicile	$128,996	$137,112
Foreign	66,253	68,993
Total tangible long-lived assets	$195,249	$206,105

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Supplemental information about major customers
For each of the three months ended November 30, 2018 and November 30, 2017, the U.S. government and its agencies represented in the aggregate approximately 11% and 10% of the Company’s total revenue, respectively. For each of the nine months ended November 30, 2018 and November 30, 2017, the U.S. government and its agencies represented in the aggregate approximately 10% and 11% of the Company’s total revenue, respectively.
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

	Three Months Ended		Nine Months Ended
	November 30, 2018	November 30, 2017	November 30, 2018	November 30, 2017
Subscription revenue:
Infrastructure-related offerings	$534,051	$494,974	$1,583,154	$1,440,383
Application Development-related and other emerging technology offerings	206,610	161,858	591,727	450,519
Total subscription revenue	740,661	656,832	2,174,881	1,890,902
Training and services revenue:
Consulting services	81,070	69,499	237,602	196,161
Training	25,064	21,647	70,589	61,066
Total training and services revenue	106,134	91,146	308,191	257,227
Total revenue	$846,795	$747,978	$2,483,072	$2,148,129

NOTE 17—Business Combinations
Acquisition of Y.G. Noobaa Ltd.
On November 27, 2018, the Company completed the acquisition of all of the shares of Y.G. Noobaa Ltd. (“Noobaa”). The addition of Noobaa, an early stage company developing software for managing data storage services, complements and enhances the Company’s portfolio of hybrid cloud technologies, including Red Hat OpenShift Container Platform, Red Hat OpenShift Container Storage and Red Hat Ceph Storage.
The consideration paid was $11.6 million in cash. Based on management’s provisional assessment of the acquisition-date fair value of the assets acquired and liabilities assumed, the total consideration transferred of $11.6 million was allocated to the Company’s assets and liabilities on a preliminary basis as follows: $12.0 million to goodwill and $0.4 million to working capital as a net current liability.
The Company incurred approximately $0.1 million in transaction costs, including legal and accounting fees, relating to the Noobaa acquisition. These transaction costs have been expensed as incurred and included in General and administrative expense in the Company’s Consolidated Statement of Operations for the three and nine months ended November 30, 2018.
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

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

During the three months ended November 30, 2018, the Company completed its assessment of the acquisition-date fair value of the assets acquired and liabilities assumed. The total consideration transferred of $238.7 million was allocated to the Company’s assets and liabilities as follows: $159.7 million to goodwill, $81.7 million to identifiable intangible assets and $2.7 million to working capital as a net current liability.
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
Pro forma consolidated financial information
The following unaudited pro forma consolidated financial information reflects the results of operations of the Company (in thousands, except per share amounts) as if the acquisitions of CoreOS, Permabit, Codenvy and Noobaa had occurred as of the beginning of the fiscal year prior to the fiscal year of acquisition, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisitions actually taken place at the beginning of the fiscal year prior to the fiscal year of acquisition.

	Three Months Ended November 30, 2017	Nine Months Ended November 30, 2017
Revenue	$750,631	$2,155,995
Net income	$94,915	$250,402
Basic net income per common share	$0.54	$1.41
Diluted net income per common share	$0.51	$1.37

Goodwill and other business combinations
The following is a summary of goodwill (in thousands):

Balance at February 28, 2018	$1,288,830
Acquisitions	11,550
Impact of foreign currency fluctuations	(11,803)
Other adjustments	(3,074)
Balance at November 30, 2018	$1,285,503

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The excess of purchase price paid for CoreOS, Permabit, Codenvy, Noobaa and other acquisitions over the fair value of the net assets acquired was recognized as goodwill. Goodwill comprises the majority of the purchase price paid for each of the acquired businesses because these businesses were focused on emerging technologies such as development and operations automation, mobile technologies, cloud-enabling technologies and software-defined storage technologies, which consequently—at the time of acquisition—generated relatively little revenue. However, these acquired businesses, with their assembled, highly-specialized workforces and community of contributors, are expected to both expand the Company’s existing technology portfolio and advance the Company’s market position overall in open source solutions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
We are a leading global provider of open source software solutions, using a community-powered approach to develop and offer reliable and high-performing operating system, virtualization, management, middleware, cloud, mobile and storage technologies.
On October 28, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with International Business Machines Corporation, a New York corporation (“IBM”), and Socrates Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of IBM (“Sub”), pursuant to which IBM has agreed to acquire Red Hat, Inc. (the “Merger”) for $190.00 per share in an all-cash transaction valued at approximately $34.62 billion. The transaction is expected to close in the latter half of 2019, subject to certain conditions, including receipt of regulatory approvals. We have incurred merger-related costs of $27.9 million and included in General and administrative expenses in the Company’s Consolidated Statement of Operations for the three and nine months ended November 30, 2018. See Note 1—Company and Merger Agreement to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Non-GAAP disclosures
In accordance with U.S. GAAP, the income statements of our non-U.S. operations are translated into U.S. dollars using the average exchange rates for each month in an applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of transactions denominated in foreign currencies results in increased revenue, as stated in U.S. dollars, for our non-U.S. operations. Similarly, revenue, as stated in U.S. dollars, for our non-U.S. operations decreases if the U.S. dollar strengthens against foreign currencies. In this Part I, Item 2, we disclose non-GAAP amounts and growth rates that exclude the impact of foreign currency exchange rate fluctuations for the three and nine months ended November 30, 2018 in an effort to provide a comparable framework for assessing how our business performed when compared to the three and nine months ended November 30, 2017. To compute the non-GAAP impact of foreign currency exchange rate fluctuations, we translate amounts from our non-U.S. operations for the three and nine months ended November 30, 2018 using the average foreign currency exchange rate for the three and nine months ended November 30, 2017.
Revenue
The growth rates of subscription revenue by offering type, training and services revenue and total revenue, as reported and excluding the impact of foreign currency exchange rate fluctuations, for the three and nine months ended November 30, 2018 versus the three and nine months ended November 30, 2017 are as follows (in thousands):

	Three Months Ended			Nine Months Ended
	November 30, 2018	November 30, 2017	Year-Over-Year Growth Rate	November 30, 2018	November 30, 2017	Year-Over-Year Growth Rate
Infrastructure-related subscription revenue, as reported	$534,051	$494,974	7.9%	$1,583,154	$1,440,383	9.9%
Adjustment for foreign currency exchange rates	7,479	—		(5,212)	—
Infrastructure-related subscription revenue, excluding foreign currency impact	541,530	494,974	9.4%	1,577,942	1,440,383	9.6%

Application Development-related and other emerging technology subscription revenue, as reported	206,610	161,858	27.6%	591,727	450,519	31.3%
Adjustment for foreign currency exchange rates	4,340	—		(890)	—
Application Development-related and other emerging technology subscription revenue, excluding foreign currency impact	210,950	161,858	30.3%	590,837	450,519	31.1%

Total subscription revenue, as reported	740,661	656,832	12.8%	2,174,881	1,890,902	15.0%
Adjustment for foreign currency exchange rates	11,819	—		(6,102)	—
Total subscription revenue, excluding foreign currency impact	752,480	656,832	14.6%	2,168,779	1,890,902	14.7%

Total training and services revenue, as reported	106,134	91,146	16.4%	308,191	257,227	19.8%
Adjustment for foreign currency exchange rates	3,668	—		2,696	—
Total training and services revenue, excluding foreign currency impact	109,802	91,146	20.5%	310,887	257,227	20.9%

Total revenue, as reported	846,795	747,978	13.2%	2,483,072	2,148,129	15.6%
Adjustment for foreign currency exchange rates	15,487	—		(3,406)	—
Total revenue, excluding foreign currency impact	$862,282	$747,978	15.3%	$2,479,666	$2,148,129	15.4%

Subscription revenue
Our enterprise technologies are delivered primarily under subscription agreements. These agreements typically have a one- or three-year subscription period. A subscription generally entitles a customer to, among other things, a specified level of support, as well as security updates, fixes, functionality enhancements, upgrades to the technologies, each if and when available, and compatibility with an ecosystem of certified hardware and software. Subscription revenue increased sequentially for the first, second and third quarter of fiscal 2019 and for each quarter of fiscal 2018 and fiscal 2017 and was driven primarily by the increased use of our offerings by customers and our expansion of sales channels and geographic footprint during these periods.
Subscription revenue increased 12.8%, or $83.8 million, for the three months ended November 30, 2018 as compared to the three months ended November 30, 2017. Excluding the impact of foreign currency exchange rate fluctuations, subscription revenue increased by 14.6% for the three months ended November 30, 2018. The increase in subscription revenue is driven primarily by additional subscriptions related to our Red Hat Enterprise Linux, Red Hat JBoss Middleware and certain emerging technology offerings: Ansible, OpenShift and OpenStack. The increase is, in part, a result of the continued migration of enterprises in industries such as financial services, government and telecommunications to our open source solutions from proprietary technologies. We believe revenue growth for subscriptions related to our Red Hat Enterprise Linux offerings has moderated primarily due to certain deals renewing in prior years with terms that extend beyond fiscal 2019. Additionally, we believe revenue growth in our Middleware portfolio has moderated as customers shift their workloads from traditional Java deployments to containerized environments with middleware-as-a-service on OpenShift. We believe this transition will impact the revenue growth of the Middleware portfolio throughout the remainder of fiscal 2019.
Training and services revenue
Training and services revenue increased 16.4%, or $15.0 million, for the three months ended November 30, 2018 as compared to the three months ended November 30, 2017. Excluding the impact of foreign currency exchange rate fluctuations, training and services revenue increased by 20.5%. The increase is driven primarily by customer interest in new products and increased demand for consulting projects supporting Ansible and OpenShift solutions.
Deferred revenue and billings proxy
Year-to-date deferred revenue
Our deferred revenue, current and long-term, balance at November 30, 2018 was $2.53 billion. Total deferred revenue at November 30, 2018 decreased 2.5%, or $66.0 million, as compared to the balance of $2.60 billion at February 28, 2018. Excluding the impact of foreign currency exchange rate fluctuations, total deferred revenue increased by 0.6%, or $14.7 million, from February 28, 2018 to November 30, 2018, which is the change in deferred revenue reported on our Consolidated Statements of Cash Flows.
Below is a summary of our deferred revenue, as reported and excluding the impact of foreign currency exchange rate fluctuations for November 30, 2018 and February 28, 2018 (in thousands):

	November 30, 2018	February 28, 2018	Year-to-Date Growth Rate
Current deferred revenue, as reported	$1,738,547	$1,853,719	(6.2)%
Adjustment for foreign currency exchange rates	51,265	—
Current deferred revenue, excluding foreign currency impact	$1,789,812	$1,853,719	(3.4)%

Long-term deferred revenue, as reported	$790,577	$741,453	6.6%
Adjustment for foreign currency exchange rates	29,516	—
Long-term deferred revenue, excluding foreign currency impact	$820,093	$741,453	10.6%

Total deferred revenue, as reported	$2,529,124	$2,595,172	(2.5)%
Adjustment for foreign currency exchange rates	80,781	—
Total deferred revenue, excluding foreign currency impact	$2,609,905	$2,595,172	0.6%

Year-over-year deferred revenue
Total deferred revenue increased by 20.1%, or $423.5 million, to $2.53 billion at November 30, 2018 from $2.11 billion at November 30, 2017. Excluding the impact of foreign currency exchange rate fluctuations, total deferred revenue increased by 22.6%, or $476.8 million, from November 30, 2017 to November 30, 2018. This increase in deferred revenue of $476.8 million is the summation of the changes in deferred revenue reported on our Consolidated Statements of Cash Flows for each quarter of the four-fiscal-quarter period ended November 30, 2018, which includes an insignificant amount of deferred revenue acquired from business combinations.
Below is a summary of our deferred revenue, as reported and excluding the impact of foreign currency exchange rate fluctuations for November 30, 2018 and November 30, 2017 (in thousands):

	November 30, 2018	November 30, 2017	Year-Over-Year Growth Rate
Current deferred revenue, as reported	$1,738,547	$1,482,428	17.3%
Adjustment for foreign currency exchange rates	32,776	—
Current deferred revenue, excluding foreign currency impact	$1,771,323	$1,482,428	19.5%

Long-term deferred revenue, as reported	$790,577	$623,150	26.9%
Adjustment for foreign currency exchange rates	20,444	—
Long-term deferred revenue, excluding foreign currency impact	$811,021	$623,150	30.1%

Total deferred revenue, as reported	$2,529,124	$2,105,578	20.1%
Adjustment for foreign currency exchange rates	53,220	—
Total deferred revenue, excluding foreign currency impact	$2,582,344	$2,105,578	22.6%
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
Below is a summary of our billings proxy (in thousands):

	Three Months Ended
	November 30, 2018	November 30, 2017	Year-Over-Year Growth Rate
Revenue, as reported	$846,795	$747,978	13.2%
Change in deferred revenue, as reported on Statements of Cash Flows	153,111	57,275
Billings proxy	999,906	805,253	24.2%
Adjustment to revenue for foreign currency exchange rates	15,487	—
Billings proxy, excluding foreign currency impact	$1,015,393	$805,253	26.1%

We provide a calculation for a four-fiscal-quarter rolling average billings proxy, which is intended to neutralize quarterly fluctuations, as discussed below, to the growth rate of our billings proxy. Below is a summary of our four-fiscal-quarter period rolling average billings proxy (approximated as described above by adding revenue for the period with the change in deferred revenue as reported on our Consolidated Statements of Cash Flows for the same period) for the four-fiscal-quarter periods ended November 30, 2018 and November 30, 2017 (in thousands):

	Four-Fiscal-Quarter Period Ended
	November 30, 2018	November 30, 2017	Year-Over-Year Growth Rate
Four-fiscal-quarter period rolling average billings proxy	$932,834	$776,338	20.2%
Adjustment to revenue for foreign currency exchange rates	(7,521)	—
Four-fiscal-quarter period rolling average billings proxy, excluding foreign currency impact	$925,313	$776,338	19.2%
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
For information regarding total backlog, see NOTE 12—Deferred Revenue and Performance Obligations to our Consolidated Financial Statements.
Revenue by geography
For the three months ended November 30, 2018, approximately $373.6 million, or 44.1%, of our revenue was generated outside the U.S. compared to approximately $332.1 million, or 44.4%, for the three months ended November 30, 2017. Excluding the impact of foreign currency exchange rate fluctuations, our revenue generated outside the U.S. would have been 45.1%, or $389.1 million, of our total revenue for the three months ended November 30, 2018. Our international operations are expected to grow as our international sales force and channels become more mature and as we enter new locations outside the U.S. or expand our presence in existing international locations. As of November 30, 2018, we had offices in more than 95 locations throughout the world.
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

	Americas		EMEA		Asia Pacific		Consolidated
Three Months Ended	Revenue	YoY Growth %	Revenue	YoY Growth %	Revenue	YoY Growth %	Revenue	YoY Growth %
November 30, 2018, as reported	$527,367	11.8%	$198,730	14.4%	$120,698	17.8%	$846,795	13.2%
Adjustment for foreign currency exchange rates	6,194		5,354		3,939		15,487
November 30, 2018, excluding foreign currency impact	$533,561	13.1%	$204,084	17.5%	$124,637	21.6%	$862,282	15.3%

November 30, 2017, as reported	$471,773	19.9%	$173,718	31.0%	$102,487	15.0%	$747,978	21.6%
As we expand further within each region, we anticipate revenue growth rates in local currencies to become more similar among our geographic regions due to the similarity of products and services offered and the similarity in customer types or classes.
Gross profit margin
Gross profit margin increased to 85.3% for the three months ended November 30, 2018 from 85.1% for the three months ended November 30, 2017. This increase was primarily driven by efficiencies achieved in the costs to deliver training and services. Training and services revenue as a percentage of total revenue was 12.5% for the three months ended November 30, 2018 as compared to 12.2% the three months ended November 30, 2017.

Gross profit margin by geography
Gross profit margins by our geographic regions were as follows:

	Americas	EMEA	Asia Pacific	Consolidated (1)
Three Months Ended November 30, 2018	86.2%	86.8%	83.0%	85.3%
Three Months Ended November 30, 2017	85.7%	87.4%	82.5%	85.1%
__________

(1)
Consolidated gross profit includes corporate (non-allocated) share-based compensation expense for the three months ended November 30, 2018 and November 30, 2017 of $4.8 million and $4.2 million, respectively. Share-based compensation expense was not allocated to geographic segments. For additional information, see NOTE 14—Share-based Awards to our Consolidated Financial Statements.

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
Income from operations
Operating income was 12.9% and 15.9% of total revenue for the three months ended November 30, 2018 and November 30, 2017, respectively. Operating expenses as a percent of total revenue increased to 72.5% for the three months ended November 30, 2018 from 69.2% for the three months ended November 30, 2017 due primarily to investments and enhancements in our sales and marketing and research and development functions in addition to merger-related costs.
Income from operations by geography
Operating income as a percentage of revenue generated by our geographic regions was as follows:

	Americas	EMEA	Asia Pacific	Consolidated (1)
Three Months Ended November 30, 2018	15.8%	22.8%	30.4%	12.9%
Three Months Ended November 30, 2017 (2)	21.2%	24.4%	28.0%	15.9%

__________

(1)
Consolidated operating income includes corporate (non-allocated) share-based compensation expense for the three months ended November 30, 2018 and November 30, 2017 of $56.3 million and $52.3 million, respectively. Share-based compensation expense was not allocated to geographic segments. For additional information, see NOTE 14—Share-based Awards to our Consolidated Financial Statements.

(2)
As adjusted to reflect the impact of the retrospective application of ASC 606. See Note 2—Summary of Significant Accounting Policies to our Consolidated Financial Statements for detailed information on adoption of ASC606.

Cash, cash equivalents, restricted cash, investments in debt and equity securities and cash flow from operations
Cash, cash equivalents, restricted cash and short-term and long-term available-for-sale investments in debt and equity securities balances at November 30, 2018 totaled $2.22 billion. Cash generated from operating activities for the three months ended November 30, 2018 totaled $136.7 million, which represents a decrease of 14.7% in operating cash flow as compared to the three months ended November 30, 2017. This decrease is primarily due to merger-related costs paid during the three months ended November 30, 2018.
Our significant cash and investment balances give us a measure of flexibility to take advantage of opportunities such as acquisitions and increasing investment in our international operations.

Foreign currency exchange rate impact on results of operations
Approximately 44.1% of our revenue for the three months ended November 30, 2018 came from sales outside the U.S. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component of net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions results in increased revenue and operating expenses from operations for our non-U.S. operations. Similarly, our revenue and operating expenses will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates for the three months ended November 30, 2017, our revenue from non-U.S. operations for the three months ended November 30, 2018 would have been higher than we reported by approximately $15.5 million and operating expenses from non-U.S. operations for the three months ended November 30, 2018 would have been higher than we reported by approximately $14.6 million, which would have resulted in income from operations being higher by $0.9 million.
Business combinations
Noobaa
On November 27, 2018, we acquired all of the shares of Y.G. Noobaa Ltd. (“Noobaa”), an early stage company developing software for data storage services, for approximately $11.6 million. The addition of Noobaa complements and enhances our portfolio of hybrid cloud technologies, including Red Hat OpenShift Container Platform, Red Hat OpenShift Container Storage and Red Hat Ceph Storage. Together, these technologies are designed to provide users with a set of powerful, consistent and cohesive capabilities for managing application, compute, storage and data resources across public and private infrastructures.
The Company incurred approximately $0.1 million in transaction costs, including legal and accounting fees, relating to the Noobaa acquisition. These transaction costs have been expensed as incurred and included in General and administrative expense in the Company’s Consolidated Statement of Operations for the three months ended November 30, 2018.
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

RESULTS OF OPERATIONS
Three months ended November 30, 2018 and November 30, 2017
The following table is a summary of our results of operations (in thousands):

	Three Months Ended (Unaudited)
	November 30, 2018	November 30, 2017 (1)	$ Change	% Change
Revenue:
Subscriptions	$740,661	$656,832	$83,829	12.8%
Training and services	106,134	91,146	14,988	16.4
Total revenue	846,795	747,978	98,817	13.2
Cost of revenue:
Subscriptions	53,441	47,277	6,164	13.0
As a % of subscription revenue	7.2%	7.2%
Training and services	70,676	64,482	6,194	9.6
As a % of training and services revenue	66.6%	70.7%
Total cost of revenue	124,117	111,759	12,358	11.1
As a % of total revenue	14.7%	14.9%
Gross profit	722,678	636,219	86,459	13.6
Operating expense:
Sales and marketing	353,592	308,083	45,509	14.8
Research and development	164,267	145,580	18,687	12.8
General and administrative	95,861	63,838	32,023	50.2
Total operating expense	613,720	517,501	96,219	18.6
Income from operations	108,958	118,718	(9,760)	(8.2)
Interest income	7,334	4,864	2,470	50.8
Interest expense	4,299	6,180	(1,881)	(30.4)
Other expense, net	(464)	(1,187)	723	60.9
Income before provision for income taxes	111,529	116,215	(4,686)	(4.0)
Provision for income taxes	17,079	14,606	2,473	16.9
Net income	$94,450	$101,609	$(7,159)	(7.0)%
Gross profit margin—subscriptions	92.8%	92.8%
Gross profit margin—training and services	33.4%	29.3%
Gross profit margin	85.3%	85.1%
As a % of total revenue:
Subscription revenue	87.5%	87.8%
Training and services revenue	12.5%	12.2%
Sales and marketing expense	41.8%	41.2%
Research and development expense	19.4%	19.5%
General and administrative expense	11.3%	8.5%
Total operating expenses	72.5%	69.2%
Income from operations	12.9%	15.9%
Income before provision for income taxes	13.2%	15.5%
Net income	11.2%	13.6%
Effective income tax rate (2)	15.3%	12.6%
__________

(1)
As adjusted to reflect the impact of the retrospective application of ASC 606. See Note 2—Summary of Significant Accounting Policies to our Consolidated Financial Statements for detailed information on adoption of ASC 606.

(2)	See NOTE 7—Income Taxes to our Consolidated Financial Statements for further discussion.

Revenue
Subscription revenue
Subscription revenue, which is primarily comprised of direct and indirect sales of Red Hat offerings, increased by 12.8%, or $83.8 million, to $740.7 million for the three months ended November 30, 2018 from $656.8 million for the three months ended November 30, 2017.
Revenue derived from the sale of subscriptions supporting our Infrastructure-related offerings increased by 7.9%, or $39.1 million, to $534.1 million for the three months ended November 30, 2018 from $495.0 million for the three months ended November 30, 2017. The increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion, and the continued migration of customers to our open source Linux platform from proprietary operating systems.
Revenue derived from the sale of subscriptions supporting our Application Development-related and other emerging technology offerings increased by 27.6%, or $44.8 million, to $206.6 million for the three months ended November 30, 2018 from $161.9 million for the three months ended November 30, 2017. The increase is primarily driven by additional subscriptions for certain emerging technology offerings: Ansible, OpenShift and OpenStack. We expect the growth rate of revenue derived from our Application Development-related and other emerging technology offerings to continue to exceed the growth rate of revenue derived from our Infrastructure-related offerings as our emerging technology offerings continue to gain broader market acceptance in the enterprise IT environment.
Training and services revenue
Training revenue includes fees paid by our customers for delivery of educational materials and instruction. Services revenue includes fees received from customers for consulting units regarding our offerings, deployment of Red Hat technologies and for delivery of added functionality to Red Hat technologies for our major customers and OEM partners. Total training and services revenue increased by 16.4%, or $15.0 million, to $106.1 million for the three months ended November 30, 2018 from $91.1 million for the three months ended November 30, 2017. Training revenue increased by 15.8%, or $3.4 million as a result of increased revenue generated from our Red Hat Learning Subscription (“RHLS”) offerings and increased consumption of training courses or units related to our emerging technology offerings. Services revenue increased by 16.6%, or $11.6 million, as a result of an increase in consulting engagements driven by increased demand for our open source cloud enabling solutions such as Ansible and OpenShift. We expect services revenue to continue growing as we continue to expand our reach by enabling our channel partners to provide consulting services on our behalf. Combined training and services revenue as a percentage of total revenue was 12.5% and 12.2%, respectively, for the three months ended November 30, 2018 and November 30, 2017.
Cost of revenue
Cost of subscription revenue
The cost of subscription revenue primarily consists of expenses we incur to support, distribute and package Red Hat offerings. These costs include labor-related costs to provide technical support, security updates and fixes, as well as costs for fulfillment. Cost of subscription revenue increased by 13.0%, or $6.2 million, to $53.4 million for the three months ended November 30, 2018 from $47.3 million for the three months ended November 30, 2017. The overall increase is primarily due to employee compensation expense, which increased $3.4 million due to the expansion of our technical staff in order to meet the demands of our growing subscriber base for support, security updates and fixes, especially with respect to the increase in demand for our emerging technology offerings. The remaining expense increase is primarily related to $2.1 million higher expense associated with facility and technology infrastructure enhancements. As the number of open source technology subscriptions continues to increase, we expect associated support costs will continue to increase, although we anticipate this will occur at an overall slower rate than that of subscription revenue growth due to economies of scale. Gross profit margin on subscriptions remained constant at 92.8% for the three months ended November 30, 2018 and November 30, 2017.

Cost of training and services revenue
Cost of training and services revenue is mainly comprised of personnel and third-party consulting costs for the design, development and delivery of custom engineering, training courses and professional services provided to various types of customers. Cost of training and services revenue increased by 9.6%, or $6.2 million, to $70.7 million for the three months ended November 30, 2018 from $64.5 million for the three months ended November 30, 2017. The increase in cost to deliver training and services includes $3.7 million increased employee compensation expense, $1.2 million of additional travel-related expenses and increased outside contractor fees of $1.1 million. The increase in employee compensation expense, travel-related expenses and outside contractor fees is due to the expansion of our professional consulting teams needed to meet the growing demand for services related to our emerging technology offerings. Total costs to deliver training and services as a percentage of training and services revenue decreased to 66.6% for the three months ended November 30, 2018 from 70.7% for the three months ended November 30, 2017 due to efficiencies achieved in the costs to deliver training and services.
Gross profit margin
Gross profit margin increased to 85.3% for the three months ended November 30, 2018 from 85.1% for the three months ended November 30, 2017. This increase was primarily driven by efficiencies achieved in the costs to deliver training and services. Training and services revenue as a percentage of total revenue was 12.5% for the three months ended November 30, 2018 as compared to 12.2% for the three months ended November 30, 2017.
Operating expenses
Sales and marketing
Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expense increased by 14.8%, or $45.5 million, to $353.6 million for the three months ended November 30, 2018 from $308.1 million for the three months ended November 30, 2017. This increase was primarily due to a $33.8 million increase in selling costs, which includes $23.3 million, $4.7 million and $2.3 million of additional employee compensation-, event- and travel-related expenses, respectively, the majority of which is attributable to the expansion of our sales force from the prior year. The remaining increase relates to marketing costs, which grew 14.9%, or $11.7 million, for the three months ended November 30, 2018 as compared to the three months ended November 30, 2017 and includes incremental employee compensation expense, marketing program costs and outside contractor fees of $6.4 million, $2.3 million and $1.5 million, respectively. As a result of investments made to expand the breadth of our global sales coverage and depth of our product sales coverage, sales and marketing expense increased as a percentage of revenue to 41.8% for the three months ended November 30, 2018 from 41.2% for the three months ended November 30, 2017.
Research and development
Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased by 12.8%, or $18.7 million, to $164.3 million for the three months ended November 30, 2018 from $145.6 million for the three months ended November 30, 2017. The increase in research and development costs primarily resulted from the expansion of our engineering group through both direct hires and business acquisitions as we continue investing in Application Development-related and other emerging technologies. Employee compensation expense increased by $16.9 million, offset by a decrease in outside contractor fees of $1.7 million. The remaining increase in research and development costs relates primarily to process and technology infrastructure enhancements, which increased by $2.4 million. Research and development expense was 19.4% of total revenue for the three months ended November 30, 2018 compared to 19.5% for the three months ended November 30, 2017.
General and administrative
General and administrative expense consists primarily of personnel and related costs for general corporate functions, including information systems, finance, accounting, legal, human resources and facilities expense. General and administrative expense increased by 50.2%, or $32.0 million, to $95.9 million for the three months ended November 30, 2018 from $63.8 million for the three months ended November 30, 2017. The increase in general and administrative expense is primarily due to merger-related costs of $27.9 million related to the pending Merger with IBM. The remainder of the increase is driven by higher expense associated with facility and technology infrastructure enhancements of $6.6 million, offset by a decrease in outside contractor costs of $5.7 million. General and administrative expense as a percentage of revenue was 11.3% and 8.5% for the three months ended November 30, 2018 and November 30, 2017, respectively. We expect general and administrative costs, before the impact from merger-related costs, to continue to decrease relative to revenue as we leverage benefits from investments made during the current fiscal year to expand and enhance our corporate processes and technology infrastructure.

Interest income
Interest income increased by 50.8%, or $2.5 million, for the three months ended November 30, 2018 as compared to the three months ended November 30, 2017. The increase in interest income for the three months ended November 30, 2018 is attributable to higher yields earned on cash and investment balances.
Interest expense
Interest expense decreased by $1.9 million for the three months ended November 30, 2018 as compared to the three months ended November 30, 2017. Interest expense is primarily attributable to the interest on our 0.25% Convertible Senior Notes due 2019 (the “convertible notes”). The decrease in interest expense is due to early conversions of the convertible notes. See NOTE 8—Convertible Notes to our Consolidated Financial Statements for further discussion.
Other expense, net
Other expense, net is primarily attributable to net losses recognized from the settlement of foreign currency transactions during the three months ended November 30, 2018 and November 30, 2017.
Income taxes
The effective tax rate for the three months ended November 30, 2018 of 15.3% differed from the U.S. federal statutory rate of 21.0% primarily due to excess tax benefits from share-based compensation and research tax credits. The effective tax rate for the three months ended November 30, 2017 of 12.6% differed from the U.S. federal statutory rate of 35.0% primarily due to excess tax benefits from share-based compensation, foreign income taxed at lower rates, research tax credits and the domestic-production-activities deduction. Included in tax expense for the three months ended November 30, 2018 and November 30, 2017, are net discrete tax benefits of $6.5 million and $15.5 million, respectively, primarily related to net excess tax benefits from share-based compensation. For further discussion regarding our income taxes, see NOTE 7—Income Taxes to our Consolidated Financial Statements.

Nine months ended November 30, 2018 and November 30, 2017
The following table is a summary of our results of operations (in thousands):

	Nine Months Ended (Unaudited)
	November 30, 2018	November 30, 2017 (1)	$ Change	% Change
Revenue:
Subscriptions	$2,174,881	$1,890,902	$283,979	15.0%
Training and services	308,191	257,227	50,964	19.8
Total revenue	2,483,072	2,148,129	334,943	15.6
Cost of revenue:
Subscriptions	157,545	137,234	20,311	14.8
As a % of subscription revenue	7.2%	7.3%
Training and services	208,201	181,938	26,263	14.4
As a % of training and services revenue	67.6%	70.7%
Total cost of revenue	365,746	319,172	46,574	14.6
As a % of total revenue	14.7%	14.9%
Gross profit	2,117,326	1,828,957	288,369	15.8
Operating expense:
Sales and marketing	1,036,787	880,723	156,064	17.7
Research and development	497,081	424,552	72,529	17.1
General and administrative	227,788	180,430	47,358	26.2
Total operating expense	1,761,656	1,485,705	275,951	18.6
Income from operations	355,670	343,252	12,418	3.6
Interest income	23,023	13,469	9,554	70.9
Interest expense	15,426	18,346	(2,920)	(15.9)
Other expense, net	(5,115)	(3,033)	(2,082)	(68.6)
Income before provision for income taxes	358,152	335,342	22,810	6.8
Provision for income taxes	63,658	61,331	2,327	3.8
Net income	$294,494	$274,011	$20,483	7.5%
Gross profit margin—subscriptions	92.8%	92.7%
Gross profit margin—training and services	32.4%	29.3%
Gross profit margin	85.3%	85.1%
As a % of total revenue:
Subscription revenue	87.6%	88.0%
Training and services revenue	12.4%	12.0%
Sales and marketing expense	41.8%	41.0%
Research and development expense	20.0%	19.8%
General and administrative expense	9.2%	8.4%
Total operating expenses	70.9%	69.2%
Income from operations	14.3%	16.0%
Income before provision for income taxes	14.4%	15.6%
Net income	11.9%	12.8%
Effective income tax rate (2)	17.8%	18.3%
__________

(1)
As adjusted to reflect the impact of the retrospective application of ASC 606. See Note 2—Summary of Significant Accounting Policies to our Consolidated Financial Statements for detailed information on adoption of ASC 606.

(2)	See NOTE 7—Income Taxes to our Consolidated Financial Statements for further discussion.

Revenue
Subscription revenue
Subscription revenue increased by 15.0%, or $284.0 million, to $2.17 billion for the nine months ended November 30, 2018 from $1.89 billion for the nine months ended November 30, 2017.
Revenue derived from the sale of subscriptions supporting our Infrastructure-related offerings increased by 9.9%, or $142.8 million, to $1.58 billion for the nine months ended November 30, 2018 from $1.44 billion for the nine months ended November 30, 2017. The increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion and the continued migration of customers to our open source Linux platform from proprietary operating systems.
Revenue derived from the sale of subscriptions supporting our Application Development-related and other emerging technology offerings increased by 31.3%, or $141.2 million, to $591.7 million for the nine months ended November 30, 2018 from $450.5 million for the nine months ended November 30, 2017. The increase is primarily driven by additional subscriptions for certain emerging technology offerings: Ansible, OpenShift and OpenStack. We expect the growth rate of revenue derived from our Application Development-related and other emerging technology offerings to continue to exceed the growth rate of revenue derived from our Infrastructure-related offerings as our emerging technology offerings continue to gain broader market acceptance in the enterprise IT environment.
Training and services revenue
Total training and services revenue increased by 19.8%, or $51.0 million, to $308.2 million for the nine months ended November 30, 2018 from $257.2 million for the nine months ended November 30, 2017. Training revenue increased by 15.6%, or $9.5 million as a result of increased revenue generated from our RHLS offerings and increased consumption of training courses or units related to our emerging technology offerings. Services revenue increased by 21.1%, or $41.4 million as a result of an increase in consulting engagements driven by increased demand for our open source cloud enabling solutions such as Ansible and OpenShift. Combined training and services revenue as a percentage of total revenue was 12.4% and 12.0%, respectively, for the nine months ended November 30, 2018 and November 30, 2017.
Cost of revenue
Cost of subscription revenue
Cost of subscription revenue increased by 14.8%, or $20.3 million, to $157.5 million for the nine months ended November 30, 2018 from $137.2 million for the nine months ended November 30, 2017. The overall increase is primarily due to employee compensation expense, which increased $10.8 million due to the expansion of our technical staff in order to meet the demands of our growing subscriber base for support, security updates and fixes, especially with respect to the increase in demand for our emerging technology offerings, offset by a decrease of $2.0 million in contractor fees. The remaining expense increase is primarily related to $11.5 million higher expense associated with facility and technology infrastructure enhancements. Gross profit margin on subscriptions was 92.8% and 92.7% for the nine months ended November 30, 2018 and November 30, 2017, respectively.
Cost of training and services revenue
Cost of training and services revenue increased by 14.4%, or $26.3 million, to $208.2 million for the nine months ended November 30, 2018 from $181.9 million for the nine months ended November 30, 2017. The increase in cost to deliver training and services includes $15.4 million increased employee compensation expense, increased outside contractor fees of $7.7 million and increased travel-related expenses of $3.1 million. The increase in employee compensation expense and outside contractor fees is due to the expansion of our professional consulting teams needed to meet the growing demand for services related to our emerging technology offerings. Total costs to deliver training and services as a percentage of training and services revenue decreased to 67.6% for the nine months ended November 30, 2018 from 70.7% for the nine months ended November 30, 2017 due to efficiencies achieved in the costs to deliver training and services.
Gross profit margin
Gross profit margin increased to 85.3% for the nine months ended November 30, 2018 from 85.1% for the nine months ended November 30, 2017 as gross profit margin from subscriptions increased slightly in addition to efficiencies achieved in the costs to deliver training and services. Training and services revenue as a percentage of total revenue was 12.4% for the nine months ended November 30, 2018 as compared to 12.0% for the nine months ended November 30, 2017.

Operating expenses
Sales and marketing
Sales and marketing expense increased by 17.7%, or $156.1 million, to $1.04 billion for the nine months ended November 30, 2018 from $880.7 million for the nine months ended November 30, 2017. This increase was primarily due to a $115.8 million increase in selling costs, which includes $88.7 million, $8.6 million, $8.4 million and $5.8 million of additional employee compensation-, facilities-, travel- and event-related expenses, respectively, the majority of which is attributable to the expansion of our sales force from the prior year. The remaining increase relates to marketing costs, which grew 18.3%, or $40.3 million, for the nine months ended November 30, 2018 as compared to the nine months ended November 30, 2017 and includes incremental employee compensation expense, marketing program costs and outside contractor fees of $20.8 million, $10.6 million and $3.1 million, respectively. As a result of investments made to expand the breadth of our global sales coverage and depth of our product sales coverage, sales and marketing expense increased as a percentage of revenue to 41.8% for the nine months ended November 30, 2018 from 41.0% for the nine months ended November 30, 2017.
Research and development
Research and development expense increased by 17.1%, or $72.5 million, to $497.1 million for the nine months ended November 30, 2018 from $424.6 million for the nine months ended November 30, 2017. The increase in research and development costs primarily resulted from the expansion of our engineering group through both direct hires and business acquisitions as we continue investing in Application Development-related and other emerging technologies. Employee compensation expense increased by $60.2 million. The remaining increase in research and development costs relates primarily to process and technology infrastructure enhancements, which increased by $10.6 million. Research and development expense was 20.0% of total revenue for the nine months ended November 30, 2018 compared to 19.8% for the nine months ended November 30, 2017.
General and administrative
General and administrative expense increased by 26.2%, or $47.4 million, to $227.8 million for the nine months ended November 30, 2018 from $180.4 million for the nine months ended November 30, 2017. The increase in general and administrative expense primarily resulted from merger-related costs of $27.9 million related to the pending Merger with IBM, $13.0 million higher expense associated with facility and technology infrastructure enhancements and increased employee compensation expense of $11.3 million, offset by a decrease in outside contractor costs of $7.8 million. General and administrative expense as a percentage of revenue was 9.2% and 8.4% for the nine months ended November 30, 2018 and November 30, 2017, respectively.
Interest income
Interest income increased by 70.9%, or $9.6 million, for the nine months ended November 30, 2018 as compared to the nine months ended November 30, 2017. The increase in interest income for the nine months ended November 30, 2018 is attributable to higher yields earned on cash and investment balances.
Interest expense
Interest expense decreased by $2.9 million for the nine months ended November 30, 2018 as compared to the nine months ended November 30, 2017. Interest expense is primarily attributable to the interest on the convertible notes and the decrease is due to early conversions of the convertible notes. See NOTE 8—Convertible Notes to our Consolidated Financial Statements for further discussion.
Other expense, net
Other expense, net is primarily attributable to net losses recognized from the settlement of foreign currency transactions during the nine months ended November 30, 2018 and November 30, 2017.

Income taxes
The effective tax rate for the nine months ended November 30, 2018 of 17.8% differed from the U.S. federal statutory rate of 21.0% primarily due to excess tax benefits from share-based compensation, research tax credits and the impact from the Tax Act. The effective tax rate for the nine months ended November 30, 2017 of 18.3% differed from the U.S. federal statutory rate of 35.0% primarily due to excess tax benefits from share-based compensation, foreign income taxed at lower rates, research tax credits and the domestic-production-activities deduction. Tax expense for the nine months ended November 30, 2018 included a charge of $18.0 million due to newly issued IRS Guidance as previously discussed. Further included in tax expense for the nine months ended November 30, 2018 and nine months ended November 30, 2017, respectively, are discrete tax benefits of $35.6 million and $28.5 million, respectively, primarily related to net excess tax benefits from share-based compensation. For further discussion regarding our income taxes, see NOTE 7—Income Taxes to our Consolidated Financial Statements.
LIQUIDITY AND CAPITAL RESOURCES
We derive our liquidity and operating capital primarily from cash flows from operations. Historically, we also received cash from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and follow-on public offerings, and the issuance of convertible notes, including our issuance of convertible notes described in detail in NOTE 8—Convertible Notes to our Consolidated Financial Statements. At November 30, 2018, we had total cash and investments of $2.22 billion, which was comprised of $1.54 billion in cash and cash equivalents, $387.9 million of short-term investments and $295.9 million of long-term fixed-income investments. This compares to total cash and investments of $2.47 billion at February 28, 2018.
On October 28, 2018, we entered into a Merger Agreement with IBM pursuant to which IBM has agreed to acquire the Company for $190.00 per share in an all-cash transaction valued at approximately $34.62 billion. We have agreed to various customary covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger. In addition, without the consent of IBM, we may not take, authorize, agree or commit to do certain actions outside of the ordinary course of business, including acquiring businesses or incurring capital expenditures above specified thresholds, issuing additional debt facilities, and repurchasing outstanding Company common stock. We do not believe these restrictions will prevent us from meeting convertible note obligations, ongoing costs of operations, working capital needs, or capital expenditure requirements for the next 12 months.
The Merger Agreement contains certain termination rights for IBM and us. Upon termination of the Merger Agreement under specified circumstances, we may be required to pay IBM a termination fee of $975.0 million.
Convertible note conversions
For at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the fiscal quarters ended August 31, 2017 through November 30, 2018, our common stock traded at a price exceeding 130% of the conversion price of the convertible notes. Accordingly, the convertible notes remain convertible at the holders’ option until February 28, 2019. To the extent we receive notices of conversion, we may choose to pay or deliver, as the case may be, either cash, shares of our common stock or a combination of cash and shares of our common stock. We currently intend to settle the principal amount of the convertible notes in cash. Total settled conversions through November 30, 2018 amounted to $275.1 million aggregate principal amount of the convertible notes. We expect to settle conversions of $197.1 million in principal amount of the convertible notes in the fourth quarter of fiscal 2019 by paying cash for the principal amount and issuing shares of common stock for the excess conversion value. We continue to receive conversion requests and as of January 2, 2019, such incremental requests totaled $26.4 million in principal amount of the convertible notes. The aggregate principal amount of the convertible notes remaining is expected to be $306.4 million after the expected conversion settlements as discussed above and the incremental conversion requests received as of January 2, 2019.

Cash flows for the nine months ended November 30, 2018
Cash flows—overview
At November 30, 2018, cash and cash equivalents totaled $1.54 billion, a decrease of $184.9 million as compared to February 28, 2018. The decrease in cash and cash equivalents for the nine months ended November 30, 2018 is primarily the result of cash used for the repurchase of 2,786,879 shares of our common stock for $412.8 million, repayments of convertible notes of $242.0 million, payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to share awards vesting of $127.6 million and investments in property and equipment of $44.8 million. Cash provided by operations, which generated $615.7 million, and net sales and maturities of available-for-sale debt securities of $50.0 million partially offset uses of cash. Net cash generated by operating activities and net cash used for investing activities and financing activities is further described below.
Cash flows from operations
Cash provided by operations of $615.7 million during the nine months ended November 30, 2018 includes net income of $294.5 million, adjustments to exclude the impact of non-cash income and expenses, which totaled a $220.6 million net source of cash, and changes in operating assets and liabilities, which totaled a $100.6 million net source of cash. Non-cash income and expenses include the portion of repayments of convertible notes that are attributable to debt discount, which totaled $33.1 million, now being classified as operating cash flows due to our recent adoption of ASU 2016-15. Cash provided by changes in operating assets and liabilities for the nine months ended November 30, 2018 was primarily the result of collections on our billings partially offset by an increase in deferred revenue. The increase in deferred revenue is primarily attributable to lower billings in the first half of fiscal 2019.
Cash flows from investing
Cash used in investing activities of $13.2 million for the nine months ended November 30, 2018 includes investments in property and equipment of $44.8 million, which primarily relate to information technology infrastructure and leasehold improvements, the acquisition of Noobaa for $11.6 million, net of working capital, and investments in other intangible assets, primarily patents, which totaled $7.1 million offset by net sales and maturities of available-for-sale debt securities of $50.0 million.
Cash flows from financing
Cash used in financing activities of $738.0 million for the nine months ended November 30, 2018 includes $412.8 million to repurchase 2,786,879 shares of our common stock, repayments of convertible notes of $242.0 million and $127.6 million of payments made in return for common shares received from employees to satisfy employees’ minimum tax withholding obligations related to employee share awards vesting during the nine months ended November 30, 2018. Partially offsetting these uses of cash were proceeds of $43.4 million from our employee stock purchase plan.
Investments in debt and equity securities
Our investments in debt securities are comprised primarily of available-for-sale fixed-income investments recorded at their fair values, of which $387.9 million are classified as short-term and $295.9 million are classified as long-term in the Consolidated Balance Sheet at November 30, 2018. The vast majority of our investments were priced with the assistance of pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, we assess other factors to determine the securities’ fair values, including broker quotes or model valuations. Independent price verifications of all of our holdings are performed by the pricing vendors, which we review. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair value.
We presently do not intend to liquidate our short- and long-term investments in debt securities prior to their scheduled maturity dates. However, in the event that we liquidate these investments prior to their scheduled maturities and there are adverse changes in market interest rates or the overall economic environment, we could be required to recognize a realized loss on those investments when we liquidate these investments. At November 30, 2018 and February 28, 2018, net accumulated unrealized net losses on our available-for-sale debt securities totaled $4.7 million and $5.3 million, respectively.

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
We have utilized, and will continue from time to time to utilize, cash and investments to fund, among other potential uses, purchases of our common stock, purchases of fixed assets, purchases of intangible assets (primarily patents), and mergers and acquisitions. Given our historically strong operating cash flow and the $2.22 billion of cash and investments held at November 30, 2018, we believe our cash balances totaling $1.54 billion, together with our ability to generate additional cash from operations, should be sufficient to satisfy our cash requirements for the next twelve months and for the foreseeable future. However, we may take advantage of favorable capital market conditions that may arise from time to time to raise additional capital.
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
As of November 30, 2018, $1.14 billion of our total cash and investments were held outside the U.S. Our intent has been to reinvest the earnings of foreign subsidiaries indefinitely outside the U.S. to fund both organic growth and acquisitions. The Tax Act, which was enacted in December 2017, includes a provision to move the U.S. to a territorial tax system by imposing a transition tax on historic foreign earnings whether or not such earnings are repatriated to the U.S. An estimated transition tax of $96.4 million on such earnings was recognized as part of our fiscal 2018 financial results and is payable over a period of up to eight years. In light of the new territorial tax system, we are reviewing our prior position on the reinvestment of the earnings of our foreign subsidiaries outside of the U.S. As of February 28, 2018, cumulative undistributed foreign earnings totaled $226.0 million. For further discussion, see NOTE 10—Income Taxes to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended February 28, 2018.
Off-balance sheet arrangements
As of November 30, 2018 and February 28, 2018, we have no off-balance sheet financing arrangements and do not utilize any “structured debt,” “special purpose” or similar unconsolidated entities for liquidity or financing purposes.
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
Interest-rate risk
Our exposure to market-rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of short- and long-term investments in a variety of available-for-sale fixed- and floating-rate debt securities, including both government and corporate obligations and money market funds. Investments in both fixed-rate and floating-rate interest-earning instruments carry a degree of interest-rate risk. Fixed-rate securities may have their fair value adversely impacted due to a rise in prevailing interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income related to these securities may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates or perceived credit risk related to the securities’ issuers. A hypothetical one-half percentage point change in interest rates, assuming a parallel shift of all interest rates, would result in an approximate $0.4 million change in annual interest income derived from investments in our portfolio as of November 30, 2018. For further discussion related to our investments as of November 30, 2018 and February 28, 2018, see NOTE 15—Assets and Liabilities Measured at Fair Value on a Recurring Basis to our Consolidated Financial Statements.
Investment risk
The fair value of our available-for-sale investment portfolio is subject to interest-rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in prevailing interest rates would result in an approximate $5.6 million decrease in the fair value of our available-for-sale investment securities as of November 30, 2018. For further discussion related to our investments as of November 30, 2018 and February 28, 2018, see NOTE 15—Assets and Liabilities Measured at Fair Value on a Recurring Basis to our Consolidated Financial Statements.
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
Accounts receivable
As of November 30, 2018 and February 28, 2018, no individual customer accounted for 10% or more of the Company’s total accounts receivable.
Foreign currency risk
Approximately 44.1% of our revenue for the three months ended November 30, 2018 was produced by sales outside the United States. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component of net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency statements results in increased revenue and operating expenses for our non-U.S. operations. Similarly, our revenue and operating expenses for our non-U.S. operations decrease if the U.S. dollar strengthens against foreign currencies.
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

Using the average foreign currency exchange rates from the third quarter of our prior fiscal year ended February 28, 2018, our revenue and operating expenses from non-U.S. operations for the three months ended November 30, 2018 would have been higher than we reported by approximately $15.5 million and $14.6 million, respectively, which would have resulted in income from operations being higher by $0.9 million.
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
In connection with the sale of the convertible notes, we entered into convertible note hedge transactions and warrant transactions. The convertible note hedge transactions are expected to offset, to the extent that the market price per share of our common stock does not exceed the $101.65 strike price of the warrants, which is subject to adjustments upon the occurrence of certain events, the potential dilution with respect to shares of our common stock upon any conversion of the convertible notes and/or offset any cash payments that we are required to make in excess of the principal amount of the converted notes, as the case may be. The warrant transactions will have a dilutive effect with respect to our common stock to the extent that the market price per share of our common stock, as measured under the terms of the warrant transactions, exceeds the applicable strike price of the warrants. However, subject to certain conditions, we may elect to settle all of the warrants in cash. The initial strike price of the warrants is $101.65 per share. The number of shares of our common stock underlying the warrants is 10,965,630 shares, subject to anti-dilution adjustments. The convertible note hedge and warrants are both considered indexed to our common stock and classified as equity; therefore, the convertible note hedge and warrants are not accounted for as derivative instruments.
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
The aggregate notional amount of outstanding forward contracts at November 30, 2018 was $90.0 million. The fair value of these outstanding contracts at November 30, 2018 was a gross $0.2 million asset and a gross $0.2 million liability, and is recorded in Other current assets and Accounts payable and accrued expenses, respectively, on our Consolidated Balance Sheets. The forward contracts generally expire within three months of the period ended November 30, 2018. The forward contracts will settle in Euros, Hong Kong dollars, Japanese yen, and Singapore dollars.
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
Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended May 31, 2018, we implemented a new revenue recognition software tool and related internal controls in connection with our adoption of ASC 606 effective March 1, 2018. There were no other changes in our internal control over financial reporting during the nine months ended November 30, 2018 with respect to our operations that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
The Company experiences routine litigation in the normal course of its business, including patent litigation. The Company presently believes that the outcome of this routine litigation will not have a material adverse effect on its financial position, results of operations or cash flows.
In addition, three putative class action complaints were filed against Red Hat and its board of directors relating to the Merger with IBM. As of January 4, 2019, we received the following complaints, each filed in the United States District Court for the District of Delaware: Charles Orgel, individually and on behalf of all others similarly situated v. Red Hat, Inc., et al. (filed December 18, 2018), Michael Kent, individually and on behalf of all others similarly situated v. Red Hat, Inc., et al. (filed December 19, 2018) and Christopher Nunn Bishop, individually and on behalf of all others similarly situated v. Red Hat, Inc., et al. (filed December 21, 2018) (together, the “Actions”). The complaints in the Actions allege that the Proxy Statement omits purportedly material information in violation of Sections 14(a) and 20(a) of the Exchange Act, rendering the Proxy Statement false and misleading.
On January 4, 2019, the parties reached an agreement whereby the Actions would be dismissed as moot in exchange for supplemental disclosures filed by the Company. Those supplemental disclosures were filed by the Company on January 4, 2019. Plaintiffs in the Actions have reserved the right to seek an award of attorneys’ fees for causing the filing of the supplemental disclosures.

ITEM 1A.	RISK FACTORS
Set forth below are certain risks and cautionary statements, which supplement other disclosures in this report. Please carefully consider the following risks and cautionary statements. If any event related to the following risk factors occurs, our business, financial condition, operating results and cash flows could be materially adversely affected.
RISKS RELATED TO THE MERGER
The announcement and pendency of our agreement to be acquired by International Business Machines Corporation may have an adverse effect on our business, financial condition, operating results and cash flows.
On October 28, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with International Business Machines Corporation (“IBM”) pursuant to which a wholly-owned subsidiary of IBM will, upon the terms and subject to the conditions set forth in the Merger Agreement, merge with and into us, and we will be the surviving corporation of the Merger and will become a wholly-owned subsidiary of IBM (the “Merger”). Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of our common stock issued and outstanding immediately prior to the effective time of the Merger will be cancelled and automatically converted into the right to receive $190.00 in cash, without interest and subject to any applicable withholding taxes.

Uncertainty about the effect of the proposed Merger on our employees, partners, customers and other third parties may disrupt our sales and marketing or other key business activities and may have a material adverse effect on our business, financial condition, operating results and cash flows. Current and prospective employees may experience uncertainty about their roles following the Merger. There can be no assurance we will be able to attract and retain key talent, including senior leaders, to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could have a material adverse effect on our business, financial condition and operating results. In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the Merger, which could materially adversely affect our business, financial condition, operating results and cash flows. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.
The pursuit of the Merger and planning for the integration may place a significant burden on management and other internal resources. The diversion of management’s attention away from day-to-day business concerns could adversely affect our business, financial condition and operating results.

The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed Merger and restricts us, without IBM’s consent, from taking certain specified actions until the Merger is completed. These restrictions may affect our ability to execute our business strategies, to respond effectively to competitive pressures and industry developments, and to attain our financial and other goals and may otherwise harm our business, financial condition, operating results and cash flows.
The failure to complete the Merger with IBM in a timely manner or at all could negatively impact the market price of our common stock as well as adversely affect our business, financial condition, operating results and cash flows.
Completion of the Merger with IBM is subject to several conditions beyond our control that may prevent, delay or otherwise adversely affect its completion in a material way, including the approval of our stockholders, the expiration or termination of applicable waiting periods under antitrust and competition laws and similar competition approvals or consents that must be obtained from regulatory entities. The Merger cannot be completed until the conditions to closing are satisfied or (if permissible under applicable law) waived. We cannot guarantee that the closing conditions set forth in the Merger Agreement will be satisfied or, even if satisfied, that no event of termination will take place. In the event that the Merger is not completed for any reason, the holders of our common stock will not receive any payment for their shares of common stock in connection with the proposed Merger. Instead, we will remain an independent public company and the holders of our common stock will continue to own their shares of common stock.
If the Merger or a similar transaction is not completed, the share price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances specified in the Merger Agreement, we may be required to pay a termination fee of $975.0 million in the event the Merger is not consummated. Further, a failure to complete the Merger may result in negative publicity, negative impressions of us in the financial markets and investment community and negative responses from customers, partners and other third parties. Any disruption to our business resulting from the announcement and pendency of the Merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our employees, partners, customers and other third parties, could continue or accelerate in the event of a failure to complete the Merger. There can be no assurance that our business, financial condition, operating results and cash flows will not be adversely affected, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated.
Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that cannot be met.
Before the Merger may be completed, various approvals, authorizations and declarations of non-objection must be obtained from certain regulatory and governmental authorities. Subject to the terms and conditions of the Merger Agreement, each party has agreed to use their reasonable best efforts to take all actions and to do, or cause to be done, all things reasonably necessary, proper or advisable under applicable laws to consummate the Merger and the other transactions contemplated by the Merger Agreement as soon as practicable and no later than the termination date of the Merger Agreement, including obtaining any requisite approvals, subject to certain specified limitations under the Merger Agreement. These approvals include approval under the HSR Act, and the Council Regulation 139/2004 of the European Union.
These regulatory and governmental entities may impose conditions on the granting of such approvals and if such regulatory and governmental entities seek to impose such conditions, lengthy negotiations may ensue among such regulatory or governmental entities, IBM and us. Such conditions and the process of obtaining regulatory approvals could have the effect of delaying completion of the Merger and such conditions may not be satisfied for an extended period of time.
We cannot assure you that these regulatory clearances and approvals will be obtained in a timely manner or obtained at all, or that the granting of these regulatory clearances and approvals will not involve the imposition of regulatory remedies on the completion of the Merger, including requiring changes to the terms of the Merger Agreement. These conditions or changes could result in the conditions to the closing of the Merger not being satisfied. The special meeting of our stockholders at which the adoption and approval of the Merger Agreement will be considered may take place before all of the required regulatory approvals have been obtained and before regulatory remedies, if any, are known. In this event, if the stockholder approval is obtained, we and IBM may subsequently agree to regulatory remedies without further seeking stockholder approval, except as required by applicable law, even if such regulatory remedies could have an adverse effect on us, IBM or the combined company.

The Merger Agreement contains provisions that could discourage or deter a potential competing acquirer that might be willing to pay more to effect an alternative transaction with us.
Under the Merger Agreement, we are generally not permitted to solicit or discuss takeover proposals with third parties, subject to certain exceptions. Further, subject to limited exceptions, the Merger Agreement contains restrictions on our ability to pursue other alternatives to the Merger and, in specified circumstances, could require us to pay IBM a termination fee of $975.0 million. Such restrictions may discourage or deter a third party that may be willing to pay more than IBM for our common stock from considering or proposing an alternative transaction with us. Notwithstanding the foregoing, in no event will the termination fee be paid to IBM more than once. Additional information regarding these restrictions is provided in the definitive proxy statement on Schedule 14A (the “Proxy Statement”) we filed with the Securities and Exchange Commission (“SEC”) on December 12, 2018.
We are subject to litigation challenging the Merger, which may require significant management time and attention and significant legal expenses and may result in unfavorable outcomes, which could delay or prevent the Merger from being completed or have a material adverse effect on our business, financial condition, results of operations and cash flows.
Three putative class action complaints have been filed on behalf of Company stockholders in the United States District Court for the District of Delaware against Red Hat and its board of directors. The complaints allege that the Proxy Statement filed in connection with the Merger Agreement omitted material information in violation of Sections 14(a) and 20(a) of the Exchange Act, rendering the Proxy Statement false and misleading. Among other remedies, the complaints seek to enjoin the special meeting of our stockholders and the closing of the Merger, as well as damages, costs and attorneys’ fees.
On January 4, 2019, the parties reached an agreement whereby the Actions would be dismissed as moot in exchange for supplemental disclosures filed by the Company. Those supplemental disclosures were filed by the Company on January 4, 2019. Plaintiffs in the Actions have reserved the right to seek an award of attorneys’ fees for causing the filing of the supplemental disclosures.
While the parties have reached an agreement to dismiss the Actions, we cannot assure you as to the outcome of the Actions, or any similar future lawsuits, including the costs associated with defending these claims or any other liabilities that may be incurred in connection with litigation or settlement of these claims.
In addition, while the parties have reached an agreement to dismiss the Actions, it is possible that additional lawsuits related to the Merger may be filed in the future in the same or other courts that name the same or additional defendants, in which case we could be similarly materially and adversely affected by such additional litigation.
The completion of the transaction contemplated by the Merger Agreement may trigger change in control or other similar provisions in certain agreements to which we are a party.
If we are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages. Even if we are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to us.
We will incur substantial transaction fees and costs in connection with the Merger.
We expect to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger. A material portion of these expenses are payable by us whether or not the Merger is completed. Further, while we have assumed that a certain amount of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses may exceed the costs historically borne by us. These costs could adversely affect our business, financial condition, operating results and cash flows.
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
We earn a significant amount of our operating income from outside the U.S., and any repatriation of funds currently held in foreign jurisdictions that are not permanently reinvested may result in higher effective tax rates for us. For example, as a consequence of the Tax Act, foreign earnings are now deemed to be repatriated, resulting in a higher effective tax rate for our fiscal year ended February 28, 2018. In addition, the Tax Act will significantly impact how U.S. multinational corporations are taxed on foreign earnings. Numerous countries are evaluating their existing tax laws due in part, to recommendations made by the Organization for Economic Co-operation and Development’s (“OECD’s”) Base Erosion and Profit Shifting (“BEPS”) project and in response to the changes in U.S. tax laws. Although we cannot predict whether or in what form any legislation based on such proposals may be adopted by the countries in which we do business, future tax reform based on such proposals may increase the amount of taxes we pay and adversely affect our operating results and cash flows.
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
We must comply, on an on-going basis, with the requirements of the Sarbanes-Oxley Act of 2002, including those provisions that establish the requirements for both management and auditors of public companies with respect to reporting on internal control over financial reporting. We cannot be certain that measures we have taken, and will take, will be sufficient or timely completed to meet these requirements on an on-going basis, or that we will be able to implement and maintain adequate disclosure controls and controls over our financial processes and reporting in the future, particularly in light of our rapid growth, international expansion, changes in our offerings and changes in accounting principles and guidance, which are expected to result in on-going changes to our control systems and areas of potential risk.

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
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. These principles are subject to interpretation by the SEC and various bodies formed to create and interpret appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a significant effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results.
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
Prior to April 1, 2019, holders of the convertible notes may elect to convert their notes during any fiscal quarter (and only during such fiscal quarter) if the last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to the conversion price of the convertible notes (the “Conversion Condition”). The Conversion Condition was met for the convertible notes during the fiscal quarters ended August 31, 2017 through November 30, 2018, which means that the holders of the convertible notes may elect to convert such notes at their option at any time during the fiscal quarter ending February 28, 2019. If one or more holders elect to convert their convertible notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share) or electing to have a financial institution accept convertible notes in exchange for cash and/or shares of common stock, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.
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
We may issue additional shares of our common stock in certain limited circumstances and thereby adversely affect the market price of our common stock.
Pursuant to the terms of the Merger Agreement, from October 28, 2018, until the effective time of the Merger, we generally may not issue, deliver, sell, pledge or otherwise encumber any shares of our common stock, other voting equity interests or certain equity equivalents, or securities convertible into, or exchangeable or exercisable for, or any options, warrants, calls or rights to acquire, any such stock interest or equity equivalent other than the issuance of shares upon the exercise of options, settlement of other equity awards, exercise of the rights under the employee stock purchase plan, and in relation to notices of conversion regarding the convertible notes and pursuant to warrant transactions.
A substantial number of shares of our common stock are reserved for issuance under our equity compensation plans, including for issuance upon the exercise of stock options and the vesting of performance share units, restricted stock, restricted stock units and deferred stock units. A substantial number of shares of our common stock are also reserved in relation to the convertible notes and the warrant transactions and for our employee stock purchase plan. We may not be able to predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance of substantial amounts of common stock, or the perception that such issuances may occur, could adversely affect the market price of our common stock.

We do not currently expect to pay dividends on our common stock.
We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Under the terms of the Merger Agreement, from October 28, 2018, until the effective time of the Merger, we may not declare, set aside or pay any dividends on, or make any other distributions in respect of, any of our capital stock, other equity interests or voting securities without IBM’s prior written consent. In addition, our ability to pay cash dividends on our common stock may be prohibited or limited by the terms of any future debt financing arrangement.

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
Unregistered Sales of Equity Securities
During the three months ended November 30, 2018, the Company issued 30,257 shares of its unregistered common stock upon settlement of conversions of an aggregate of $4.6 million in principal amount of the convertible notes. These shares of the Company’s common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
The table below sets forth information regarding the Company’s purchases of its common stock during its third fiscal quarter ended November 30, 2018:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)(2)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 1, 2018—September 30, 2018	56,454	$113.64	36,000	$745.1	million
October 1, 2018—October 31, 2018	326,576	$125.89	58,207	$737.2	million
November 1, 2018—November 30, 2018	1,744	$73.41		$737.2	million
Total	384,774		94,207
__________

(1)
During the three months ended November 30, 2018, the Company withheld an aggregate of 260,318 shares of its common stock (with a weighted average share price of $125.41) from employees to satisfy minimum tax withholding obligations relating to the vesting of restricted share awards. These shares were not withheld pursuant to the programs described in Note (3) below.

(2)
In connection with the convertible note conversions settled during the three months ended November 30, 2018, the Company exercised a portion of the options that are part of the convertible note hedge transactions and acquired 30,249 shares of its common stock. The counterparties to the convertible note hedge transactions may be deemed to be an “affiliate purchaser” and may have purchased the shares of the Company’s common stock deliverable to the Company upon the exercise of the options.

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

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Provided Herewith	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of October 28, 2018, among Red Hat, Inc., International Business Machines Corporation and Socrates Acquisition Corp.*		8-K	001-33162	2.1	10-29-18

10.1+	Red Hat, Inc. Stock Ownership Policy for Directors and Senior Executives, amended and restated as of September 17, 2018		8-K	001-33162	99.2	9-20-18

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
X

32.1	Certification of the registrant’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

+	Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

Date:	January 4, 2019	By:	/S/ JAMES M. WHITEHURST
James M. Whitehurst President and Chief Executive Officer (Duly Authorized Officer on Behalf of the Registrant)

RED HAT, INC.

Date:	January 4, 2019	By:	/S/ ERIC R. SHANDER
Eric R. Shander Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)