Form 10-K
period 2019-02-28
RED HAT INC
filed 2019-04-24
CIK 1087423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended February 28, 2019
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
Securities registered pursuant to Section 12(g) of the Act:        None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
The aggregate market value of the common equity held by non-affiliates of the registrant as of August 31, 2018 was approximately $23.1 billion based on the closing price of $147.73 of our common stock as reported by the New York Stock Exchange on August 31, 2018. For purposes of the immediately preceding sentence, the term “affiliate” consists of each director, executive officer and greater than 10% stockholder of the registrant. There were 177,755,763 shares of common stock outstanding as of April 22, 2019.
___________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Red Hat, Inc.’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with its annual meeting of stockholders to be held on August 15, 2019 are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
Certain statements contained in this report and the documents incorporated by reference in this report, including in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events based on certain assumptions, and any statement that is not strictly a historical statement could be deemed to be a forward-looking statement (for example, statements regarding current or future financial performance; management’s plans and objectives for future operations; product plans and performance; management’s expectations regarding market risk and market penetration; management’s assessment of market factors; strategies, objectives and plans of Red Hat, Inc. together with its subsidiaries (“Red Hat”) and its partners; and the consummation of the proposed acquisition of Red Hat by International Business Machines Corporation). Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “outlook,” “plan,” “project,” “will,” and similar expressions, may also identify such forward-looking statements. Red Hat may also make forward-looking statements in other filings made with the Securities and Exchange Commission (“SEC”), press releases, materials delivered to stockholders and oral statements made by management. Investors are cautioned that these forward-looking statements are inherently uncertain, are not guarantees of Red Hat’s future performance and are subject to a number of risks and uncertainties that could cause Red Hat’s actual results to differ materially from those found in the forward-looking statements and from historical trends. These risks and uncertainties include the risks and cautionary statements detailed in Part I, Item 1A, “Risk Factors” and elsewhere in this report as well as in Red Hat’s other filings with the SEC, copies of which may be accessed through the SEC’s web site at www.sec.gov. Readers are urged to carefully review these risks and cautionary statements. Moreover, Red Hat operates in a rapidly changing and highly competitive environment. It is impossible to predict all risks and uncertainties or assess the impact of any new risk or uncertainty on our business or any forward-looking statement. The forward-looking statements included in this report represent our views as of the date of this report. We specifically disclaim any obligation to update these forward-looking statements in the future. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date of this report.

PART I

ITEM 1.BUSINESS
OVERVIEW
Red Hat is a leading global provider of open source software solutions, using a community-powered approach to develop and offer reliable and high-performing operating system, virtualization, management, middleware, cloud and storage technologies.
Our business model
Development. We employ an open source development model. The open source development model allows us to use the collective input, resources and knowledge of a global community of contributors who collaborate to develop, maintain and enhance software. This collaboration is possible because the human-readable source code for that software is publicly available and licenses permit modification.
Licensing. We typically distribute our software offerings under open source licenses that permit access to the software’s human-readable source code.
Subscriptions. We provide our software offerings primarily under annual or multi-year subscriptions as well as on-demand through our certified cloud and service providers (“CCSPs”).
Our offerings
Our offerings are designed to provide customers with high-performing, scalable, flexible, reliable and secure technologies that meet the information technology (“IT”) needs of enterprises and service providers. Customers can develop and deploy applications using on-premise (physical or virtual environments or private clouds) or off-premise (public cloud) IT resources to create an environment that is designed to enhance efficiency while providing increased security. Our offerings are designed to perform consistently across physical, virtual and hybrid cloud (a combination of one or more public and private clouds) environments to offer our customers greater agility and flexibility for application development and deployment.

Our offerings include:
Infrastructure-related Offerings

•	Red Hat Enterprise Linux—an operating system platform that runs applications on a broad range of hardware and can be deployed in physical, virtual and hybrid cloud environments.

•	Red Hat Satellite—a system management offering that is designed to make Red Hat infrastructure easier to deploy, scale and manage across physical, virtual and hybrid cloud environments.

•	Red Hat Virtualization—software that allows customers to use and manage a common hardware infrastructure to run multiple operating systems and applications.
Application Development-related and Other Emerging Technology Offerings

•	Red Hat Middleware—a suite of offerings used to develop, deploy and manage applications; integrate applications, data and devices; and automate business processes across hybrid cloud environments.

•
Other Emerging Technologies—software that enables customers to build and manage hybrid IT computing environments. Our emerging technology offerings include Red Hat OpenShift, Red Hat Cloud Infrastructure, Red Hat OpenStack Platform, Red Hat Ansible Automation, Red Hat CloudForms and Red Hat Storage technologies.

We also offer a wide range of services that are designed to help customers derive additional value from Red Hat technologies. Our consulting services assist customers to enable infrastructure, application development, integration, middleware, cloud, container, automation and storage solutions. Our support services provide customers with technical support to assist with implementing, configuring and using Red Hat technologies. Our training services provide customers and partners with skilled Red Hat certified professionals.
Red Hat, Inc. was incorporated in Connecticut in March 1993 as ACC Corp., Inc., which subsequently changed its name to Red Hat Software, Inc. Red Hat Software, Inc. reincorporated in Delaware in September 1998 and changed its name to Red Hat, Inc. in June 1999. Except as otherwise indicated, all references in this report to “we,” “us,” “our,” the “Company,” the “registrant” or “Red Hat” refer to Red Hat, Inc. and its subsidiaries. Our fiscal year ends on the last day of February, and we identify our fiscal years by the calendar years in which they end. For example, we refer to the fiscal year ended February 28, 2019 as “fiscal 2019.”
PROPOSED ACQUISITION BY INTERNATIONAL BUSINESS MACHINES CORPORATION
On October 28, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with International Business Machines Corporation, a New York corporation (“IBM”), and Socrates Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of IBM (“Sub”), pursuant to which, among other things, Sub will merge with and into us, with Red Hat surviving as a wholly-owned subsidiary of IBM (the “Merger”). Our Board of Directors and the Board of Directors of IBM each approved the Merger and the Merger Agreement, and our stockholders approved the adoption of the Merger Agreement at a special meeting of stockholders on January 16, 2019. The transaction is expected to close in the latter half of 2019, subject to certain conditions, including receipt of regulatory approvals. Until the closing, we will continue to operate as an independent company.
At the effective time of the Merger (the “Effective Time”), subject to the terms and conditions of the Merger Agreement, each share of our common stock, par value $0.0001 per share, issued and outstanding immediately prior to the Effective Time (other than (i) canceled shares, (ii) dissenting shares, and (iii) subsidiary converted shares) shall be converted into the right to receive $190.00 in cash without interest. See NOTE 1—Company and Merger Agreement to our Consolidated Financial Statements for further discussion of the Merger Agreement.
The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement, which has been filed as Exhibit 2.1 to the Current Report on Form 8-K that we filed with the SEC on October 29, 2018.

OUR BUSINESS
We use the open source software development and licensing model to provide our offerings to customers primarily on a subscription basis. Subscriptions for our offerings are marketed and sold to customers directly and through business partners.
Development and licensing of Red Hat’s open source offerings
The open source software development model allows us to use the collective input, resources and knowledge of a global community of contributors who collaborate to develop, maintain and enhance software. We believe this model offers advantages to Red Hat because we are able to develop our offerings by integrating information, knowledge and testing from this global community. We develop our offerings by working with open source development communities, often in a leadership role. Red Hat sponsors a number of open source projects, including the CentOS project, the Ceph community project, the Fedora Project, GlusterFS, the JBoss community projects and OpenShift Origin. We are also an active contributor in other open source projects such as Apache Camel, Kubernetes, the Linux kernel, the Open Container Initiative, the OpenDaylight Project, Open Platform for NFV and OpenStack. Our participation helps us to benefit from the efforts of these communities, which we believe enhances acceptance and support of our offerings and technologies. Additionally, the open and transparent nature of these communities provides our customers and potential customers, who may also be part of these open source communities, with access and insights into, and the ability to influence, the future direction of our offerings.
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
Subscription business model
We provide our software offerings to our customers primarily under annual or multi-year subscriptions as well as on-demand through CCSPs. Our subscription business model is designed to provide customers with a comprehensive technology solution for the duration of their subscription. A subscription generally entitles a customer to, among other things, a specified level of support, as well as security updates, fixes, functionality enhancements, upgrades to the technologies, each if and when available, and compatibility with an ecosystem of certified hardware and software. A subscription also includes access to the Red Hat Customer Portal, which provides customers with services such as our knowledge base, product usage documentation and account management tools. We offer customers subscription options that provide varying levels of customer support. In addition, our customers are eligible to participate in Red Hat’s Open Source Assurance program, which provides certain protections in the event of an intellectual property infringement claim made against a customer and based on our software offerings.

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
With the support and tools we make available, many of these companies have engineered and certified that their technologies run on or with Red Hat offerings, and, in some cases, independent hardware vendors (“IHVs”) and ISVs have built their products and solutions using our offerings. Our offerings can also be used on an on demand basis through our CCSPs, allowing our customers to utilize their subscriptions with increased flexibility. We believe widespread support from these companies helps to increase the level of market acceptance and adoption of our offerings.
Support by leading technology providers
To facilitate the widespread deployment of Red Hat offerings, we have focused on gaining broad support for our offerings from technology providers that are critical to enterprises. For example, leading ISVs with applications that run on, or with, our technologies include Affirmed Networks, Inc., Cerner Corporation, Cloudera, Inc., Dynatrace LLC, Dell Inc. (“Dell”), F5 Networks, Inc. (“F5 Networks”), Hewlett Packard Enterprise Company (“HPE”), IBM, Mavenir Systems, Inc., Microsoft Corporation (“Microsoft”), NetApp, Inc. (“NetApp”), Oracle Corporation (“Oracle”), SAP SE (“SAP”), SAS Institute Inc., Swift Technologies Inc., Veritas Technologies LLC and VMware, Inc. (“VMware”). In addition, we have certification and pre-load arrangements with leading hardware vendors including Cisco Systems, Inc. (“Cisco”), Dell, Fujitsu Limited (“Fujitsu”), HPE, Hitachi, Ltd., IBM, Lenovo Group Ltd. (“Lenovo”) and NEC Corporation. We also have certification agreements with leading networking, storage and telecommunication companies including Big Switch Networks, Inc., Cisco, Dell, Ericsson Inc., F5 Networks, HPE, Huawei Technologies Co., Ltd., Juniper Networks, Inc. and Nokia Corporation. We have strategic relationships with leading semiconductor and technology companies, such as Advanced Micro Devices, Inc., ARM Holdings plc, Intel Corporation, IBM and NVIDIA Corporation. We have strategic relationships with leading cloud computing platforms, such as Alibaba Cloud Computing, Amazon Web Services, Inc. (“AWS”), Fujitsu, Google Inc. (“Google”), IBM and Microsoft. We also have relationships with a number of global SIs such as Accenture plc, Atos SE, DXC Technology Company, Infosys Limited, IBM, Tata Consultancy Services Limited, Tech Mahindra Limited and Wipro Limited.
Factors influencing our success
We believe our success is influenced by:

•	our ability to utilize the innovation derived from software developed by an open source community and make it consumable for enterprise customers;

•	the extent to which we can expand the breadth and depth of our offerings;

•	strategic business combinations and acquisitions of technical talent and technologies;

•	our ability to enhance the value of our offerings through frequent and continuing innovation while maintaining platforms designed to be stable and secure over multi-year periods;

•	the extent to which adoption of our emerging technology offerings and software development processes such as CI/CD (continuous integration and continuous deployment) and DevOps increases;

•	our involvement and leadership in key open source communities and projects, which enable us to develop, enhance and maintain our offerings;

•	our corporate culture, which we believe fosters innovation, creativity and collaboration;

•	our ability to generate increasing revenue directly and through partners and other strategic relationships, including CCSPs, distributors, embedded technology partners, IHVs, ISVs, OEMs, SIs and VARs;

•	our ability to generate new and recurring revenue for our offerings;

•	the widespread and increasing deployment of open source technologies globally;

•	our software, hardware, application and cloud service certification programs, which are intended to create an ecosystem of technologies that are compatible with our offerings and supported by us;

•	our ability to provide customers with consulting and training services that generate additional subscription revenue; and

•	our ability to provide greater subscription value, enhance the experience of our customers and promote customer loyalty by focusing on ways in which we can help our customers succeed.
Subscription revenue by product group
Subscription revenue for our Infrastructure-related offerings (Red Hat Enterprise Linux, Red Hat Satellite, Red Hat Virtualization and related offerings) as a percentage of our total revenue were 63.4%, 66.8% and 70.3% for fiscal 2019, fiscal 2018 and fiscal 2017, respectively. Subscription revenue for our Application Development-related offerings (Red Hat Middleware) and other emerging technology offerings (Red Hat OpenShift, Red Hat Cloud Infrastructure, Red Hat OpenStack Platform, Red Hat Ansible Automation, Red Hat CloudForms and Red Hat Storage technologies) as a percentage of our total revenue were 24.3%, 21.4% and 18.2% for fiscal 2019, fiscal 2018 and fiscal 2017, respectively. For additional financial information about our products and services, see NOTE 22—Segment Reporting to our Consolidated Financial Statements.
Customers
We sell our offerings to enterprises in a variety of industries, including financial services, government, healthcare, retail, technology and media, telecommunications and transportation. For fiscal 2019, fiscal 2018 and fiscal 2017, the U.S. government and its agencies represented in the aggregate approximately 10% of our total revenue.
Backlog
We define total backlog as (i) total deferred revenue, which has been billed, plus (ii) the value of non-cancellable subscription agreements not yet billed or reflected in our financial statements and the value of service agreements not yet billed or reflected in our financial statements that we believe to be firm (“off-balance sheet backlog”). Total backlog at February 28, 2019 included deferred revenue classified as a current liability of $2.16 billion and long-term deferred revenue of $821.2 million. The value of off-balance sheet backlog was in excess of $1.0 billion, and the portion of such value at February 28, 2019 that we expect to be billed during the fiscal year ending February 29, 2020 is in excess of $490 million. At February 28, 2018, total backlog included deferred revenue classified as a current liability of $1.85 billion and long-term deferred revenue of $741.5 million and the value of off-balance sheet backlog at February 28, 2018 was in excess of $775 million.
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

BUSINESS STRATEGY
Our goal is to be the default choice for next-generation IT, partnering with our customers through an open, hybrid cloud portfolio including hybrid cloud infrastructure, cloud-native development and management and automation. Key elements of our strategy to achieve this goal include:
Driving the widespread adoption of our offerings
We seek to drive further adoption of our offerings through:

•	continuing to evolve our technology portfolio through ongoing innovation;

•	supporting new and emerging technologies such as OpenShift, OpenStack and Ansible;

•	leveraging new delivery models, such as on demand consumption;

•	encouraging modern software development processes, such as CI/CD (continuous integration and continuous deployment) and DevOps; and

•	using a consultative selling approach, with a focus on solving customer problems.
Additionally, we believe the demand for portability, management and consistency in hybrid cloud environments can provide us with a greater ability to penetrate existing and generate new customer and partner opportunities. We also seek to drive further adoption of our offerings by diversifying our customer base, including focusing on international growth.
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
Pursuing strategic acquisitions and alliances
We expect to continue to pursue a selective acquisition strategy as opportunities arise to complement and expand our technology offerings and service capabilities. In fiscal 2019, we completed the acquisition of Y.G. Noobaa Ltd., an early stage company developing software for managing data storage services.
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
PRODUCTS AND SERVICES
Our offerings are designed to provide customers with high-performing, scalable, flexible, reliable and secure technologies that meet customers’ IT needs in physical, virtual and hybrid cloud environments. Through our offerings, our customers and partners are able to take advantage of the quality and value of open source software that we help to develop, aggregate, integrate, test, certify, deliver, maintain, enhance and support. Customers can also take advantage of the flexibility of our software offerings to build a variety of deployment models on which to run their applications. Our service offerings include consulting, support and training.

Infrastructure-related offerings
Red Hat Enterprise Linux technologies. Red Hat Enterprise Linux is an operating system built with open source software components, including the Linux kernel, and is designed expressly for enterprise computing to run applications on a broad range of hardware in physical, virtual and hybrid cloud environments. A worldwide community of developers collaborates to improve Linux software components, and we believe we are able to integrate the best of those improvements into our stable, yet innovative and high-performing Red Hat Enterprise Linux platform. Moreover, Red Hat Enterprise Linux enjoys the support of major CCSPs, IHVs, ISVs, OEMs and other technology partners, increasing the interest of developers in adding further enhancements to the Linux kernel and other open source software components. Additionally, Red Hat and selected OEM partners offer comprehensive technical support, with up to 24x7, one-hour response.
Red Hat Enterprise Linux is also available in multiple variants that allow customers to obtain a version of Red Had Enterprise Linux specifically for their use cases, applications and hardware architectures. These variants include Red Hat Enterprise Linux Server for High-Performance Computing, Red Hat Enterprise Linux for Real Time and Red Hat Enterprise Linux for SAP Solutions. Offerings for supported architectures include Red Hat Enterprise Linux Server (x86-64), Red Hat Enterprise Linux for IBM z Systems, Red Hat Enterprise Linux for Power Little Endian and Red Hat Enterprise Linux Server for ARM.
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
Red Hat Satellite. Red Hat Satellite is a system management offering that is designed to make Red Hat infrastructure easier to deploy, scale and manage across physical, virtual and hybrid cloud environments. Red Hat Satellite provides broad capabilities for systems provisioning, configuration management, content management and subscription management.
Red Hat Virtualization. Red Hat Virtualization includes standalone virtualization functionality and management tools for both server and desktop deployments. Red Hat Virtualization combines the Kernel-based Virtual Machine (KVM) hypervisor included in the Linux kernel with the oVirt open source virtualization management system to offer customers a platform for large-scale virtualization initiatives and cloud deployments. Red Hat Virtualization is designed to support virtual machines running Red Hat Enterprise Linux and its wide ecosystem of certified hardware systems and software applications, as well as the Microsoft Windows operating systems and application servers supported under Microsoft Windows Server Virtualization Validation Program (SVVP).

Application Development-related and other emerging technology offerings
Red Hat Middleware. Red Hat Middleware is a suite of offerings for developing, deploying and managing applications; integrating applications, data and devices; and automating business processes across hybrid cloud environments. Red Hat Middleware offerings can also be deployed on Red Hat OpenShift to provide middleware functionality as a service. Red Hat Middleware integrates, tests and refines enterprise-ready features from JBoss and other community projects into supported, stable, enterprise-class middleware platforms.
Red Hat Middleware offerings consist of a number of deployment platforms and tools, including:

•
Red Hat JBoss Enterprise Application Platform—provides an environment for building, hosting and deploying applications and services. It includes features such as clustering, caching, messaging, transaction and a full web services stack.

•	Red Hat JBoss Web Server—provides an enterprise-class web server solution for large-scale websites and lightweight web applications that utilize Apache Tomcat and Apache Web Server.

•	Red Hat Data Grid—provides a scalable, distributed in-memory data grid that permits cost-effective scaling of big data tiers.

•	Red Hat Fuse and Red Hat AMQ—provides customers messaging and integration tools for distributed applications.

•	Red Hat 3scale API Management—provides centralized API management features through a distributed, cloud hosted layer.

•	Red Hat Data Virtualization—provides a solution for integration of distributed data sources.

•	Red Hat Decision Manager—provides a platform for business rules management, business resource optimization and complex event processing.

•	Red Hat Process Automation Manager—provides a platform for developing applications that automate business decisions and process.

•	Red Hat Developer Studio—provides an integrated development environment for developing, testing and deploying rich web applications, enterprise applications and service-oriented architecture services.

•	Red Hat JBoss Operations Network—provides built-in management and monitoring capabilities to administer JBoss application environments.
Emerging Technology Offerings. Red Hat’s emerging technologies are software offerings that enables customers to build and manage hybrid IT computing environments.

•
Red Hat OpenShift—a container-based cloud application platform (also called “platform as a service” or “PaaS”) that allows developers to develop, host and scale applications in a cloud environment. It automates the hosting, configuration, deployment and administration of application stacks in an elastic cloud environment utilizing Linux containers. OpenShift gives application developers self-service access so they can more easily deploy applications on demand. Customers can use OpenShift Container Platform in a private cloud environment and in certain public cloud environments, OpenShift Online in a public cloud environment for month to month use, or OpenShift Dedicated in a public cloud environment using their own OpenShift instance managed by Red Hat. Customers can also use Red Hat Middleware services for OpenShift to enable enterprise application development, deployment and integration capability with OpenShift.

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

•
Red Hat Ansible Automation—offerings that are designed to automate application and IT environment lifecycles. Our Red Hat Ansible Automation offerings include Red Hat Ansible Tower, an IT automation platform that is designed to provide simplified provisioning, configuration management and application deployment as well as management of a broad range of IT automation activities across hybrid cloud environments, Red Hat Ansible Engine, a support offering for users of the Ansible technology, and Red Hat Ansible Network Automation, a network automation platform the enables users to operationalize the automation of network infrastructures.

•	Red Hat CloudForms—a hybrid cloud management solution that allows users to deploy, monitor and manage services across private clouds as well as virtualized and container-based infrastructures.

•
Red Hat Storage technologies that enable customers to build storage platforms at large-scale using commodity hardware. Red Hat Gluster Storage enables distributed file storage across hybrid cloud environments. Red Hat Ceph Storage offers a block and object storage platform for enterprises deploying on public or private clouds. Users of enterprise OpenStack deployments and container application platforms can use Red Hat Storage technologies for their storage needs.

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
Consulting. We offer the services of experienced consultants and architects focused on our offerings to assist with the technology and strategic infrastructure, application development and modernization needs of our customers. Our consulting services include assessments, proofs of concept, implementations, upgrade planning, platform migrations, solution integration, technology adoption journeys and application development.
Support. Our Red Hat subscriptions generally include varying levels of technical support to assist customers with implementing, configuring and using Red Hat technologies. In addition, Red Hat’s Customer Portal provides an online method for customers to obtain certified software, access a knowledge base and software update alerts and advisories, as well as interact with our technical support engineers. We also offer technical account management services for customers that require a more personalized support relationship. The technical account management services are designed to offer a highly skilled, proactive support engineer who understands a customer’s IT infrastructure and serves as a primary point of contact for technical support that is tailored to the customer’s business. Our customer success management services are designed to help our customers achieve success with our solutions and maximize the value our customers get from their Red Hat subscriptions.
Training. Our training services consist of an array of interactive, virtual and video courses and certification exams designed to meet the diverse needs of our customers and business partners. We deliver courses and exams worldwide in on-site, classroom and online settings. Courses span topics such as system administration, deployment, management and security, Dev/Ops and enterprise application development and integration. Certifications include Red Hat Certified System Administrator, Red Hat Certified Engineer, Red Hat Certified Enterprise Application Developer, Red Hat Certified Architect and Red Hat Certified Specialist with a variety of focus areas. We also offer training through our Red Hat Learning Subscription, which is a tiered, subscription-based offering that includes access to all of our online courses and labs and can be delivered on demand at each user’s own pace. We offer Basic, Standard and Developer tiers as part of our Red Hat Learning Subscription.
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
With respect to our operating system offerings, our competitors include Microsoft, which offers a hardware-independent, multi-user operating system that has a larger, more diverse ecosystem of third-party enterprise applications than the Red Hat Enterprise Linux ecosystem. Moreover, we also compete with HPE, IBM, Oracle and Unisys Corporation, each of which offers a UNIX operating system. Many of these competitors bundle competitive operating systems with their hardware and additional software offerings, thereby making it more difficult for us to penetrate their customer bases. With respect to Linux operating systems, our competitors include AWS, with its Amazon Linux 2, EQT Partners, with its SUSE Linux Enterprise Server, and Oracle, with its Oracle Linux product. We also compete with freely available Linux distributions, such as CentOS, Debian, Fedora, openSUSE and Ubuntu.
With respect to our virtualization offerings, our competitors include Microsoft, Oracle and VMware. Microsoft and VMware offer virtualization technologies that are certified and supported with Red Hat Enterprise Linux operating system offerings, and Microsoft supports its server operating systems and application servers running on our virtualization offerings.
With respect to our middleware offerings, our competitors include AWS, IBM, Microsoft, MuleSoft, Inc., Oracle, Pegasystems Inc., Pivotal Software, Inc. (“Pivotal”) and TIBCO Software Inc. Most of these vendors offer the majority of their middleware products under a typical proprietary software license model. IBM and Oracle often bundle hardware and software for their customers, making it more difficult for us to penetrate their customer bases. We also compete with freely available middleware distributions, such as Apache Tomcat and Wildfly. Our middleware offerings support Java EE, through our JBoss Enterprise Application Platform offerings, an open source implementation of the Java EE platform, and Java SE, in our support for OpenJDK, the open source reference implementation of the Java SE platform.
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

Due to the nature of open source technology, the open source software model is not characterized by the traditional barriers to entry that are found in the proprietary software model. For example, the financial and legal barriers to creating a new Linux distribution are relatively low because the software components typically included in Linux distributions are publicly available under open source licenses that permit copying, modification and redistribution. Anyone can use, copy, modify and redistribute Red Hat Enterprise Linux, Red Hat Middleware and our other open source offerings. However, they are not permitted to refer to these products as “Red Hat” or “Red Hat JBoss” products unless they have a formal business relationship with us that allows for such references. In addition, the primary means by which customers can receive Red Hat software, as well as security updates, fixes, functionality enhancements and upgrades to the technologies, each if and when available, is to purchase and maintain a current subscription directly from us or our partners with whom we have agreements. Our customers agree that during their support relationship with Red Hat, they will purchase a support subscription for each unit of Red Hat software they deploy.
SOFTWARE ENGINEERING AND DEVELOPMENT
We have invested, and intend to continue to invest, significant resources in research and development. We expended $668.5 million, $578.3 million and $480.7 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively, in research and development costs. We focus and modify our research and development efforts based on our business strategy, the needs of our customers and changes in the marketplace. Our development efforts focus on adding new or improved functionality desired by customers to our portfolio of offerings and supporting the expansion of our third-party hardware and software ecosystems. However, any upgrades and enhancements are offered on an if-and-when-available basis. Red Hat is also investing in developing new software offerings and enabling new forms of development that are aimed at customers who seek hybrid, private and public cloud computing solutions.
We recognize the importance of open source software development to the enterprise and seek to have a leadership role in the open source ecosystem by supporting our community engagements. Our software engineers collaborate with open source software development teams working through open source projects, such as Apache Camel, the CentOS project, the Ceph community project, the Fedora Project, GlusterFS, the JBoss community projects, Kubernetes, the Linux kernel, the Open Container Initiative, the OpenDaylight Project, Open Platform for NFV, OpenShift Origin and OpenStack. This involvement enables us to remain abreast of, and in some instances lead, certain technical advances, plans for development of new features and timing of releases, as well as other information related to the management of open source projects.
Our software engineers make development contributions to many components comprising Red Hat software offerings and provide leadership within the various open source communities across many of our core components. Our software engineers also perform extensive testing of Red Hat technologies. We use various industry recognized methods of quality assurance testing to seek to ensure that our technologies are ready for use by our customers when delivered. We also work closely with leading hardware and software vendors to seek to ensure that their hardware and applications will operate effectively with Red Hat platforms.
INTELLECTUAL PROPERTY
Our offerings, including Red Hat Enterprise Linux and Red Hat Middleware, are built primarily from software components licensed under various open source licenses. While some components are developed by our employees, Red Hat obtains many components from software developed and released by contributors to independent open source software development projects. Open source licenses grant licensees broad permissions to use, copy, modify and redistribute the software. Certain open source licenses, such as the GPL, impose significant limits on a distributor’s ability to license derivative works under more restrictive terms and generally require the distributor to disclose the source code of such works. The inclusion of software components governed by such licenses in our offerings limits our ability to use traditional proprietary software licensing models for those offerings. As a result, while we have substantial copyright interests in our software technologies, open source development and licensing practices may have the effect of limiting the value of our software copyright assets. Consequently, our trademarks may represent our most valuable intellectual property.
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
EMPLOYEES
As of February 28, 2019, Red Hat had approximately 13,360 employees.
EXECUTIVE OFFICERS OF THE REGISTRANT
Our Executive Officers as of April 22, 2019 were as follows:

Name	Age	Position
DeLisa K. Alexander	53	Executive Vice President and Chief People Officer
Paul J. Cormier	62	Executive Vice President and President, Products and Technologies
Michael R. Cunningham	58	Executive Vice President and General Counsel
Michael A. Kelly	47	Chief Information Officer
Arun Oberoi	64	Executive Vice President, Global Sales and Services
Eric R. Shander	50	Executive Vice President and Chief Financial Officer
James M. Whitehurst	51	President and Chief Executive Officer
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
Eric R. Shander. Mr. Shander has served as Executive Vice President and Chief Financial Officer since April 2017. He joined Red Hat as Vice President, Finance and Accounting in November 2015 and has served as principal accounting officer since March 2016 and principal financial officer since January 2017. Prior to joining Red Hat, Mr. Shander served at IBM as VP/Global Services Automation & Competitiveness from January 2015 to November 2015, as VP/Americas Strategic IT Outsourcing Delivery from May 2011 to December 2014 and as VP/Global Finance & Accounting Solutions & Delivery from September 2008 to April 2011. Mr. Shander served as VP/Chief Accountant at Lenovo from April 2005 to August 2008.
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
AVAILABLE INFORMATION
We maintain a website at www.redhat.com. We make available, free of charge on our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), as soon as reasonably practicable after we electronically file those reports with, or furnish them to, the SEC. All SEC filings are also available free of charge at the SEC’s website at www.sec.gov. We also similarly make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Securities Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. We are not including the information contained at www.redhat.com, or at any other Internet address, as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

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
On October 28, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with International Business Machines Corporation, a New York corporation (“IBM”), and Socrates Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of IBM (“Sub”), pursuant to which, among other things, Sub will merge with and into us, with Red Hat surviving as a wholly-owned subsidiary of IBM (the “Merger”). Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of our common stock issued and outstanding immediately prior to the Effective Time will be cancelled and automatically converted into the right to receive $190.00 in cash, without interest and subject to any applicable withholding taxes.

Uncertainty about the effect of the proposed Merger on our employees, partners, customers and other third parties may disrupt our sales and marketing or other key business activities and may have a material adverse effect on our business, financial condition, operating results and cash flows. Current and prospective employees may experience uncertainty about their roles following the Merger and this may have an effect on our corporate culture. There can be no assurance we will be able to attract and retain key talent, including senior leaders, to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could have a material adverse effect on our business, financial condition and operating results. In addition, we have diverted, and will continue to divert, significant management and other internal resources towards the completion of the Merger and planning for integration, which could materially adversely affect our business, financial condition, operating results and cash flows. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.
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
Completion of the Merger with IBM is subject to several conditions beyond our control that may prevent, delay or otherwise adversely affect its completion in a material way, including the expiration or termination of applicable waiting periods under antitrust and competition laws and similar competition approvals or consents that must be obtained from regulatory entities. The Merger cannot be completed until the conditions to closing are satisfied or (if permissible under applicable law) waived. We cannot guarantee that the closing conditions set forth in the Merger Agreement will be satisfied or, even if satisfied, that no event of termination will take place. In the event that the Merger is not completed for any reason, the holders of our common stock will not receive any payment for their shares of common stock in connection with the proposed Merger. Instead, we will remain an independent public company and the holders of our common stock will continue to own their shares of common stock.
If the Merger or a similar transaction is not completed, the share price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under circumstances specified in the Merger Agreement, we may be required to pay a termination fee of $975.0 million in the event the Merger is not consummated. Further, a failure to complete the Merger may result in negative publicity, negative impressions of us in the financial markets and investment community and negative responses from customers, partners and other third parties. Any disruption to our business resulting from the announcement and pendency of the Merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our employees, partners, customers and other third parties, could continue or accelerate in the event of a failure to complete the Merger. There can be no assurance that our business, financial condition, operating results and cash flows will not be adversely affected, as compared to our condition prior to the announcement of the Merger, if the Merger is not consummated.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that cannot be met.
Before the Merger may be completed, various approvals, authorizations and declarations of non-objection must be obtained from certain regulatory and governmental authorities. Subject to the terms and conditions of the Merger Agreement, each party has agreed to use their reasonable best efforts to take all actions and to do, or cause to be done, all things reasonably necessary, proper or advisable under applicable laws to consummate the Merger and the other transactions contemplated by the Merger Agreement as soon as practicable and no later than the termination date of the Merger Agreement, including obtaining any requisite approvals, subject to certain specified limitations under the Merger Agreement. These approvals include approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the Council Regulation 139/2004 of the European Union.
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
We cannot assure you that these regulatory clearances and approvals will be obtained in a timely manner or obtained at all, or that the granting of these regulatory clearances and approvals will not involve the imposition of regulatory remedies on the completion of the Merger, including requiring changes to the terms of the Merger Agreement. These conditions or changes could result in the conditions to the closing of the Merger not being satisfied. Our stockholders approved the adoption of the Merger Agreement at a special meeting of stockholders on January 16, 2019 prior to receipt of all of the required regulatory approvals. We and IBM may subsequently agree to regulatory remedies without further seeking stockholder approval, except as required by applicable law, even if such regulatory remedies could have an adverse effect on us, IBM or the combined company.
The Merger Agreement contains provisions that could discourage or deter a potential competing acquirer that might be willing to pay more to effect an alternative transaction with us.
Under the Merger Agreement, we are generally not permitted to solicit or discuss takeover proposals with third parties, subject to certain exceptions. Further, subject to limited exceptions, the Merger Agreement contains restrictions on our ability to pursue other alternatives to the Merger and, in specified circumstances, could require us to pay IBM a termination fee of $975.0 million. Such restrictions may discourage or deter a third party that may be willing to pay more than IBM for our common stock from considering or proposing an alternative transaction with us. Notwithstanding the foregoing, in no event will the termination fee be paid to IBM more than once. In addition, the adoption of the Merger Agreement by our stockholders eliminated our right to terminate the Merger Agreement in response to a superior proposal. Additional information regarding these restrictions is provided in the definitive proxy statement on Schedule 14A (the “Proxy Statement”) that we filed with the Securities and Exchange Commission (“SEC”) on December 12, 2018.
We have been and may be subject to litigation challenging the Merger, which may require significant management time and attention and significant legal expenses and may result in unfavorable outcomes, which could delay or prevent the Merger from being completed or have a material adverse effect on our business, financial condition, results of operations and cash flows.
Three putative class action complaints were filed on behalf of Company stockholders in the United States District Court for the District of Delaware against Red Hat and its Board of Directors (the “Actions”). The complaints alleged that the Proxy Statement filed in connection with the Merger Agreement omitted material information in violation of Sections 14(a) and 20(a) of the Securities Exchange Act, rendering the Proxy Statement false and misleading. Among other remedies, the complaints sought to enjoin the special meeting of our stockholders and the closing of the Merger, as well as damages, costs and attorneys’ fees.
On January 4, 2019, the parties reached an agreement whereby the Actions were dismissed as moot in exchange for supplemental disclosures filed by the Company. Those supplemental disclosures were filed by the Company as definitive additional proxy soliciting material on Schedule 14A with the SEC on January 4, 2019. The Actions were dismissed on January 8, 2019 and January 9, 2019. Plaintiffs in the Actions have reserved the right to seek an award of attorneys’ fees for causing the filing of the supplemental disclosures.
In addition, while the Actions have been dismissed, it is possible that additional lawsuits related to the Merger may be filed in the future against the Company, in which case we could be materially and adversely affected by such additional litigation.

The completion of the transaction contemplated by the Merger Agreement may trigger change in control or other similar provisions in certain agreements to which we are a party.
If we are unable to negotiate waivers of change in control or other similar provisions in certain agreements to which we are a party, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages. Even if we are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to us.
We will incur substantial transaction fees and costs in connection with the Merger.
We have and expect to continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger. A material portion of these expenses are payable by us whether or not the Merger is completed. Further, while we have assumed that a certain amount of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses may exceed the costs historically borne by us. These costs could adversely affect our business, financial condition, operating results and cash flows.
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
Given the rapid evolving nature of the enterprise software industry, the competitive landscape and the nature of the competition are constantly changing. Consolidation and divestitures in the technology industry are trends that we expect to continue as companies attempt to strengthen or maintain market positions as the technology industry evolves. Industry consolidation may affect competition by creating larger and potentially stronger competitors in the markets in which we compete or competitors that position themselves as key or single-source vendors providing end-to-end technology solutions for the data center. Moreover, other companies may currently be planning to, or are under pressure by stockholders to, divest businesses. These divestitures may result in additional competitors that may have an advantage by focusing on a single product or service. We also compete in certain areas with our partners and potential partners, some of which may from time to time form new strategic alliances designed to position one or more of them as a key or single-source vendor, and this may adversely impact our relationship with an individual partner or a number of partners.
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
We have expanded our operations significantly in recent years. For example, our total revenue increased from $2.92 billion for the fiscal year ended February 28, 2018 to $3.36 billion for the fiscal year ended February 28, 2019 (“fiscal 2019”). Moreover, the total number of our employees increased from approximately 11,870 as of February 28, 2018 to approximately 13,360 as of February 28, 2019. In addition, we continue to explore ways to extend our offerings and geographic reach. Our growth has placed and will likely continue to place a strain on our management systems, information systems, resources and internal controls. Our ability to successfully provide our offerings and implement our business plan requires adequate information systems and resources, internal controls and oversight from our senior management. As we expand in international markets, these challenges increase as a result of the need to support a growing business in an environment of multiple languages, cultures, customs, legal systems, dispute resolution systems, regulatory systems and commercial practices. As we grow, (i) we may not be able to adequately screen and hire or adequately train, supervise, manage or develop sufficient personnel, and (ii) we may not be able to develop or effectively manage our controls, oversight functions or information systems. If we are unable to effectively manage our growth, our business, financial condition, operating results and cash flows could be adversely affected.
We have entered into and may continue to enter into or seek to enter into business combinations and acquisitions, which may be difficult to complete and integrate, disrupt our business, divert management’s attention, adversely affect our business, financial condition, operating results and cash flows or dilute stockholder value.
As part of our business strategy, we have in the past entered into business combinations and acquisitions, and we may continue to do so in the future, subject to the restrictions under the Merger Agreement. Under the terms of the Merger Agreement, without the consent of IBM, we may not acquire businesses outside of the ordinary course of business above specified thresholds or that could reasonably be expected to increase the risk of not obtaining, or the risk of materially impeding or delaying the obtaining of, any regulatory approvals with respect to the Merger. These types of transactions can increase the expense of running our business and present significant challenges and risks, including:

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
Despite our testing procedures, errors have been and may continue to be found in our offerings after deployment. This risk is amplified by the fact that much of the code in our offerings is developed by independent parties over whom we exercise no supervision or control. If errors are discovered, we may have to make significant expenditures of capital and devote significant technical resources to analyze, correct, eliminate or work around them, and we may not be able to successfully do so in a timely manner or at all.
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
Our business involves the production and distribution of enterprise software technologies, as well as hosting applications. As part of our business, we receive, store and process our data, as well as our employees’, customers’ and partners’ data. We also work with third-party service providers and vendors that offer technologies, systems and services that we use in our business operations and in connection with the receipt, storage and processing of such data. While we take security measures relating to our offerings and business operations seriously and devote significant resources to implement and maintain security measures, those measures (or those of our third-party service providers and vendors) may not prevent security breaches or data loss or unauthorized disclosure that could harm our business, our employees or the businesses of our customers and partners. Inadequate technology or security measures, the failure to follow proper security protocols or other factors may result in data loss or unauthorized disclosure or a compromise or breach of our systems and the data we receive, store and process (or systems and the data received, stored and processed by our third-party service providers and vendors). Security measures may be breached or data may be lost or disclosed by third parties (such as through social engineering techniques to induce disclosure of passwords or other sensitive information, other actions to gain access to our data or our customers’ or partners’ data, or the use of ineffective security measures or failure to follow proper security protocols), human error (such as the use of weak passwords or unencrypted devices), malfeasance or vulnerabilities (including vulnerabilities in third-party products upon which our offerings depend as well as vulnerabilities of our third-party service providers and vendors) or bugs found in software code. A party who is able to circumvent security measures or exploit inadequacies in security measures, could, among other things, misappropriate proprietary information (including information about our employees, customers and partners, our customers’ information, financial data and data that others could use to compete against us), cause the loss, misuse or disclosure of some or all of this information, cause interruptions or denial of service in our or our customers’ operations, cause delays in development efforts or expose customers (and their customers) to computer viruses or other disruptions or vulnerabilities. A compromise to these systems could remain undetected for an extended period of time, exacerbating the impact of that compromise. While we have not experienced a cybersecurity incident that has had a material adverse effect on our business, reputation, financial condition, operating results or cash flows, we have experienced the unauthorized exposure of limited data by a third-party service provider.
Risks arising from or related to security breaches or data loss are likely to increase as we continue to grow our cloud and services offerings and as we receive, store and process more data. Actual or perceived vulnerabilities may lead to regulatory investigations and sanctions, claims against us by current or former employees, customers, partners or other third parties, or costs, such as those related to providing breach notifications and fraud monitoring. While our customer agreements typically contain provisions that seek to limit our liability, there is no assurance these provisions will be enforceable and effective under applicable law. In addition, the cost and operational consequences of remediating any incidents, implementing further data protection measures or upgrading our cybersecurity systems could be significant. Moreover, because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, often grow more complex over time and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate and timely preventative measures, which could exacerbate the effects of a breach. We can make no assurance that we will be able to detect, prevent, timely and adequately address, or mitigate the negative effects of cyberattacks or other security breaches. Any loss of data or compromise of our systems or the data we receive, store or process (or systems and the data received, stored and processed by our third-party service providers and vendors) could result in a loss of confidence in the security of our offerings, damage our reputation, cause the loss of current or potential customers or partners, lead to legal liability and adversely affect our business, financial condition, operating results and cash flows.

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
Our emerging technology offerings, which include our cloud and storage offerings, are based on developing technologies and business models, the success of which will depend on the technological and operational benefits and cost savings associated with the adoption of these technologies. These technologies are rapidly evolving, and their development is a complex and uncertain process requiring high levels of innovation and investment as well as the accurate anticipation of technology trends, market demand and customer needs. We expect competition to remain intense and, as with many emerging IT sectors, these technologies may be subject to a “first mover” effect pursuant to which certain product offerings rapidly capture a significant portion of market share and developer attention. Moreover, we may make errors in reacting to relevant business trends and predicting which technologies will be successful or otherwise develop into industry standards.
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
If our customers do not renew their subscription agreements with us, if they renew on less favorable terms, or if they renew their subscription agreements prior to the expiration of such agreements, our business, financial results, operating results and cash flows may be adversely affected.
Our customers may not renew their subscriptions after the expiration of their subscription agreements and in fact some customers elect not to do so. In addition, our customers may choose a lower-priced edition of our offerings, fewer subscriptions or to renew their subscription agreements prior to the expiration of such agreements. Our historical data with respect to rates of customer subscription renewals is not predictive of future customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our offerings, their ability to implement our hybrid cloud technologies and their ability to continue their operations and spending levels. If we experience a decline in the renewal rates or a change in renewal timing for our customers or they opt for lower-priced editions of our offerings or fewer subscriptions, our business, financial condition, operating results and cash flows may be adversely affected.
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
Our business is subject to a variety of federal, state and international laws and regulations that apply to the collection, use, retention, protection, disclosure, transfer and processing of personal data. These data privacy- and protection-related laws and regulations are evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. For example, the European Union’s General Data Protection Regulation took effect in May 2018, establishing new requirements applicable to the handling and processing of personal data and providing for greater penalties for noncompliance.
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
Our offerings, including Red Hat Enterprise Linux and Red Hat Middleware, are built primarily from software components licensed under various open source licenses. While some components are developed by our employees, we obtain many components from software developed and released by contributors to independent open source software development projects. Open source licenses grant licensees broad permissions to use, copy, modify and redistribute the software. Certain open source licenses, such as the GNU General Public License, impose significant limits on a distributor’s ability to license derivative works under more restrictive terms and generally require the distributor to disclose the source code of such works. The inclusion of software components governed by such licenses in our offerings limits our ability to use traditional proprietary software licensing models for those offerings. As a result, while we have substantial copyright interests in our software technologies, open source development and licensing practices may have the effect of limiting the value of our software copyright assets.

RISKS RELATED TO FINANCIAL UNCERTAINTY
Our quarterly and annual operating results may not be a reliable indicator of our future financial performance.
Due to the unpredictability of the IT spending environment, among other reasons, our revenue and operating results have fluctuated and may continue to fluctuate. We base our current and projected future expense levels, in part, on our estimates of future revenue. Our expenses are, to a large extent, fixed in the short-term. Accordingly, we may not be able to adjust our spending quickly enough to protect our projected operating results for a quarter if our revenue in that quarter falls short of our expectations.
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
We may not be able to meet the financial and operational challenges that we will encounter as our international operations, which represented approximately 45.3% of our total revenue for fiscal 2019, continue to expand.
Our international operations accounted for approximately 45.3% of total revenue for fiscal 2019. As we expand our international operations, we may have difficulty managing and administering a globally dispersed business and we may need to expend additional funds to, among other activities, reorganize our sales force and technical support services team, outsource or supplement general and administrative functions, staff key management positions, obtain additional information technology infrastructure and successfully localize offerings for a significant number of international markets, which may adversely affect our operating results. Additional challenges associated with the conduct of our business globally that may adversely affect our operating results include:

•	fluctuations in exchange rates;

•	pricing environments;

•	longer payment cycles and less financial stability of customers;

•	economic, political, compliance and regulatory risks associated with specific countries;

•	laws and policies of the U.S. and other jurisdictions affecting trade (including any trade wars or tariffs), foreign investment, loans, immigration and taxes;

•
economic or political instability or terrorist acts in some international markets that could adversely affect our business in those markets or result in the loss or forfeiture of some foreign assets and the loss of sums spent developing and marketing those assets and the revenue associated with them, including any adverse effects that may result from the United Kingdom’s vote to exit the European Union;

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

•	difficulty in staffing, developing and managing foreign operations as a result of distance and language, legal, cultural and other differences;

•	different employee/employer relationships and the existence of works councils and labor unions;

•	difficulty maintaining quality standards consistent with our brands;

•	export and import laws and regulations that could prevent us from delivering our offerings into and from certain countries;

•	public health risks and natural disasters, particularly in areas in which we have significant operations;

•	limitations on the repatriation and investment of funds and foreign currency exchange restrictions; and

•	changes in import/export duties, quotas or other trade barriers that could affect the competitive pricing of our offerings and reduce our market share in some countries.
Any failure by us to effectively manage the challenges associated with the international expansion of our operations could adversely affect our business, financial condition, operating results and cash flows.
A substantial portion of our revenue is derived from our Red Hat Enterprise Linux platform.
During fiscal 2019, a substantial portion of our subscription revenue was derived from our Red Hat Enterprise Linux offerings. Although we are continuing to develop other offerings, we expect that revenue from Red Hat Enterprise Linux will constitute a majority of our revenue for the foreseeable future. Declines and variability in demand for Red Hat Enterprise Linux could occur as a result of:

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
We are subject to income tax and other taxes in the U.S. and in numerous foreign jurisdictions. Our domestic and foreign tax liabilities are dependent on the jurisdictions in which profits are determined to be earned and taxed. Additionally, the amount of taxes paid is subject to our interpretation of applicable tax laws in the jurisdictions in which we operate. Changes in tax laws, or in judicial or administrative interpretations of tax laws, could have an adverse effect on our business, financial condition, operating results and cash flows. Significant judgment, knowledge and experience are required in determining our worldwide provision for income taxes. Our future effective tax rate is impacted by a number of factors including our interpretation of the Tax Cuts and Jobs Act (the “Tax Act”) enacted into law on December 22, 2017 and the regulations, some of which are pending, and other interpretive guidance relative to the Tax Act, changes in the valuation of our deferred tax assets and liabilities, increases in expenses not deductible for tax, including impairment of goodwill in connection with acquisitions, and changes in available tax credits. We anticipate that the U.S. Department of the Treasury, the Internal Revenue Service and other standard-setting bodies will continue to issue regulations and interpretive guidance on how the provisions of the Tax Act will be applied or otherwise administered, and additional regulations or interpretive guidance may be issued in the future that is different from our current interpretation and could be made retroactive.
In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly and increasingly subject to audits by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any potential litigation related to such audits could be materially different from our historical income tax provisions and accruals. Economic and political pressures to increase tax revenue in various jurisdictions may make resolving tax disputes more difficult. The results of an audit or litigation could adversely affect our financial statements in the period or periods for which that determination is made.
We earn a significant amount of our operating income from outside the U.S., and any repatriation of funds currently held in foreign jurisdictions that are not permanently reinvested may result in increased state taxes and/or additional foreign withholding taxes. In addition, the Tax Act significantly impacts how U.S. multinational corporations are taxed on foreign earnings. Numerous countries are evaluating their existing tax laws due in part to recommendations made by the Organization for Economic Co-operation and Development’s (“OECD’s”) Base Erosion and Profit Shifting (“BEPS”) project and in response to the changes in U.S. tax laws. Although we cannot predict whether or in what form any legislation based on such proposals may be adopted by the countries in which we do business, future tax reform based on such proposals may increase the amount of taxes we pay and adversely affect our operating results and cash flows. Moreover, the European Commission and some foreign jurisdictions have introduced proposals to impose a separate tax on specified digital service activity. It is unclear how or if such proposals, if enacted, would impact us.
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
We must comply, on an on-going basis, with the requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including those provisions that establish the requirements for both management and auditors of public companies with respect to reporting on internal control over financial reporting. We cannot be certain that measures we have taken, and will take, will be sufficient or timely completed to meet these requirements on an on-going basis, or that we will be able to implement and maintain adequate disclosure controls and controls over our financial processes and reporting in the future, particularly in light of our rapid growth, international expansion, changes in our offerings and changes in accounting principles and guidance, which are expected to result in on-going changes to our control systems and areas of potential risk.
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
A significant part of our short-term and long-term investment portfolio consists of U.S. government and agency securities. If global credit and equity markets experience prolonged periods of decline, or if there is a default or downgrade of U.S. government or agency debt, our investment portfolio may be adversely impacted and we could determine that some of our investments have experienced an other-than-temporary decline in fair value, requiring impairment charges that could adversely affect our financial condition and operating results.
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
RISKS RELATED TO THE CONVERTIBLE NOTES
The convertible notes mature on October 1, 2019, and the use of our cash to repay the convertible notes, satisfy our conversion obligations under the convertible notes, or repurchase the convertible notes following a fundamental change will reduce our liquidity and capital resources.
In October 2014, we issued $805.0 million of 0.25% Convertible Senior Notes due 2019 (the “convertible notes”). As of February 28, 2019, there was $306.6 million aggregate principal amount of convertible notes outstanding. The convertible notes will mature on October 1, 2019, unless previously purchased or converted. On October 1, 2019, the outstanding aggregate principal amount of the convertible notes and all accrued and unpaid interest on such notes will become due and payable. Holders that elect to convert their convertible notes prior to maturity will receive a cash payment in the amount of $1,000 for each $1,000 in principal amount of convertible notes converted, which may also adversely affect our liquidity, plus shares of our common stock in an amount equal to the excess conversion value above $1,000, if any. In addition, if the Merger is completed prior to maturity of the convertible notes, we would be required to make an offer to repurchase the convertible notes for cash in an amount equal to 100% of their principal amount plus accrued and unpaid interest to but excluding the date of repurchase. Any of these cash payments could adversely affect our liquidity and capital resources.
The accounting method for convertible debt securities that may be settled in cash, such as the convertible notes, could have a material effect on our reported financial results.
Accounting Standards Codification Subtopic 470-20, Debt with Conversion and Other Options (“ASC 470-20”), requires an entity to separately account for the liability and equity components of convertible debt instruments (such as the convertible notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s non-convertible debt interest rate. Accordingly, the equity component of the convertible notes is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the convertible notes. As a result, we are required to recognize a greater amount of non-cash interest expense in our consolidated income statements in the current and future periods presented as a result of the amortization of the discounted carrying value of the convertible notes to their principal amount over the term of the convertible notes. We will report lower net income (or greater net losses) in our consolidated financial results because ASC 470-20 requires interest to include both the current period’s amortization of the original issue discount and the instrument’s non-convertible interest rate. This could adversely affect our reported or future consolidated financial results, the trading price of our common stock and the trading price of the convertible notes.
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
The trading price of our common stock has been and may continue to be subject to wide fluctuations. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new offerings by us or our competitors, announcements relating to strategic decisions such as the Merger, announcements related to key personnel, customer purchase delays, service disruptions, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, news reports relating to trends in our markets, the commencement or termination of any share repurchase program, general economic conditions and other risks listed herein.
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
Pursuant to the terms of the Merger Agreement, from October 28, 2018 until the Effective Time, we generally may not issue, deliver, sell, pledge or otherwise encumber any shares of our common stock, other voting equity interests or certain equity equivalents, or securities convertible into, or exchangeable or exercisable for, or any options, warrants, calls or rights to acquire, any such stock interest or equity equivalent other than the issuance of shares upon the exercise of options, settlement of other equity awards, exercise of the rights under the employee stock purchase plan, and in relation to notices of conversion regarding the convertible notes and pursuant to warrant transactions.
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
We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Under the terms of the Merger Agreement, from October 28, 2018 until the Effective Time, we may not declare, set aside or pay any dividends on, or make any other distributions in respect of, any of our capital stock or other equity or voting interests without IBM’s prior written consent. In addition, our ability to pay cash dividends on our common stock may be prohibited or limited by the terms of any future debt financing arrangement.
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
Including our headquarters, we have leased office facilities in over 40 countries and more than 105 office locations. Significant locations in North America include Ann Arbor, Michigan; Atlanta, Georgia; Boston, Massachusetts; Chicago, Illinois; Durham, North Carolina; Huntsville, Alabama; Mahwah, New Jersey; McLean, Virginia; Minneapolis, Minnesota; Montreal, Canada; New York, New York; Plano, Texas; San Francisco, California; Sunnyvale, California; Toronto, Canada and Westford, Massachusetts. Significant locations in Latin America include Bogota, Colombia; Buenos Aires, Argentina; Mexico City, Mexico; Santiago, Chile and Sao Paulo, Brazil. Significant locations in EMEA include Amsterdam, Netherlands; Barcelona, Spain; Brno, Czech Republic; Cork, Ireland; Dubai, United Arab Emirates; Farnborough, United Kingdom; Frankfurt, Germany; London, United Kingdom; Madrid, Spain; Milan, Italy; Munich, Germany; Paris, France; Ra’anana, Israel; Rome, Italy; Stockholm, Sweden; Stuttgart, Germany and Waterford, Ireland. Significant locations in Asia Pacific include Beijing, China; Bengaluru, India; Brisbane, Australia; Canberra, Australia; Hong Kong; Kuala Lumpur, Malaysia; Melbourne, Australia; Mumbai, India; New Delhi, India; Pune, India; Seoul, South Korea; Shenzhen, China; Singapore; Sydney, Australia and Tokyo, Japan. We believe that in all material respects our properties have been satisfactorily maintained, are in good condition and are suitable for our operations.

ITEM 3.	LEGAL PROCEEDINGS
The Company experiences routine litigation in the normal course of its business, including patent litigation. The Company presently believes that the outcome of this routine litigation will not have a material adverse effect on its financial position, results of operations or cash flows.
In addition, three putative class action complaints were filed against Red Hat and its Board of Directors relating to the Merger with IBM. We received the following complaints, each filed in the United States District Court for the District of Delaware: Charles Orgel, individually and on behalf of all others similarly situated v. Red Hat, Inc., et al. (filed December 18, 2018), Michael Kent, individually and on behalf of all others similarly situated v. Red Hat, Inc., et al. (filed December 19, 2018) and Christopher Nunn Bishop, individually and on behalf of all others similarly situated v. Red Hat, Inc., et al. (filed December 21, 2018) (together, the “Actions”). The complaints in the Actions alleged that the definitive proxy statement on Schedule 14A (the “Proxy Statement”) that was filed with the SEC on December 12, 2018 omitted purportedly material information in violation of Sections 14(a) and 20(a) of the Securities Exchange Act, rendering the Proxy Statement false and misleading.
On January 4, 2019, the parties reached an agreement whereby the Actions were dismissed as moot in exchange for supplemental disclosures filed by the Company. Those supplemental disclosures were filed by the Company as definitive additional proxy soliciting material on Schedule 14A with the SEC on January 4, 2019. The Actions were dismissed on January 8, 2019 and January 9, 2019. Plaintiffs in the Actions have reserved the right to seek an award of attorneys’ fees for causing the filing of the supplemental disclosures.

ITEM 4.	MINE SAFETY DISCLOSURES
This Item is not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock trades on the New York Stock Exchange under the symbol “RHT.”
Holders
As of April 22, 2019, we estimate that there were 1,044 registered stockholders of record of our common stock.
Dividends
We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Under the terms of the Merger Agreement, from October 28, 2018 until the Effective Time, we may not declare, set aside or pay any dividends on, or make any other distributions in respect of, any of our capital stock or other equity or voting interests without IBM’s prior written consent.
Stock Performance Graph
The following graph shows a comparison of cumulative total return (equal to dividends plus stock appreciation) during the period from February 28, 2014 through February 28, 2019 for:

•	Red Hat, Inc.;

•
a new peer group consisting of Adobe Inc. (“Adobe”), Akamai Technologies, Inc. (“Akamai”), ANSYS, Inc. (“ANSYS”), Autodesk, Inc. (“Autodesk”), Cadence Design Systems, Inc. (“Cadence Design Systems), Citrix System, Inc. (“Citrix”), Intuit Inc. (“Intuit”), Jack Henry & Associates, Inc. (“Jack Henry”), NetApp, Open Text Corporation (“Open Text”), PTC Inc. (“PTC”), salesforce.com, inc. (“salesforce”), ServiceNow, Inc., Symantec Corporation (“Symantec”), Synopsys, Inc. (“Synopsys”), Verisign, Inc. (“Verisign”), VMware and Workday, Inc. (the “New Peer Group”);

•
a prior peer group consisting of Adobe, Akamai, ANSYS, Autodesk, Cadence Design Systems, Citrix, Intuit, Jack Henry, NetApp, Nuance Communications, Inc., Open Text, PTC, salesforce, Symantec, Synopsys, Verint Systems Inc., Verisign and VMware (the “Prior Peer Group”); and

•	the S&P 500 Index.
We are required to provide a line-graph presentation comparing cumulative, five-year stockholder returns on an indexed basis with a broad equity market index and either a published industry index or an index of peer companies selected by Red Hat. The change in peer group was made to be consistent with changes made to the composition of companies considered to be peers for purposes of benchmarking executive compensation during fiscal 2019.

COMPARISON OF FIVE-YEAR CUMULATIVE
TOTAL RETURN AMONG RED HAT,
STOCK PERFORMANCE PEER GROUP AND S&P 500 INDEX

	2/28/2014	2/27/2015	2/29/2016	2/28/2017	2/28/2018	2/28/2019
RED HAT, INC.	$100.00	$117.17	$110.78	$140.38	$249.87	$309.54
NEW PEER GROUP	$100.00	$107.10	$95.83	$135.32	$193.87	$261.22
PRIOR PEER GROUP	$100.00	$109.24	$100.22	$139.43	$194.96	$257.88
S&P 500 INDEX	$100.00	$115.51	$108.36	$135.42	$158.57	$166.00

Notes:

•	Assumes initial investment of $100.00 on February 28, 2014. Total return includes reinvestment of dividends.

•	If the annual interval, based on the fiscal year-end, ends on a day that is not a trading day, the preceding trading day is used.

•
The information included under the heading “Stock Performance Graph” in Item 5 of this Annual Report on Form 10-K is “furnished” and not “filed” and shall not be deemed to be “soliciting material” or subject to Regulation 14A, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act or otherwise subject to the limitations of that section, and shall not be deemed incorporated by reference in any filing of the Company under the Securities Act of 1933 (the “Securities Act”), as amended, or the Securities Exchange Act, whether made before or after the date of this report and irrespective of any general incorporation by reference language in any such filing.

•	The stock price performance shown in the graph is not necessarily indicative of future price performance.
Unregistered Sales of Equity Securities
During the three months ended February 28, 2019, the Company issued 1,753,478 shares of its unregistered common stock upon settlement of conversions of an aggregate of $223.3 million in principal amount of the convertible notes. These shares of the Company’s common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.

Issuer Purchases of Equity Securities
The table below sets forth information regarding the Company’s purchases of its common stock during its fourth fiscal quarter ended February 28, 2019:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)(2)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
December 1, 2018—December 31, 2018	123,111	$73.40	—	$737.2	million
January 1, 2019—January 31, 2019	1,338,957	$75.22	—	$737.2	million
February 1, 2019—February 28, 2019	313,697	$73.41	—	$737.2	million
Total	1,775,765		—
_______________

(1)
During the three months ended February 28, 2019, the Company withheld an aggregate of 23,750 shares of its common stock (with a weighted average share price of $175.45) from employees to satisfy minimum tax withholding obligations relating to the vesting of restricted share awards. These shares were not withheld pursuant to the programs described in Note (3) below.

(2)
In connection with the convertible note conversions settled during the three months ended February 28, 2019, the Company exercised a portion of the options that are part of the convertible note hedge transactions and acquired 1,752,015 shares of its common stock. The counterparties to the convertible note hedge transactions may be deemed to be an “affiliate purchaser” and may have purchased the shares of the Company’s common stock deliverable to the Company upon the exercise of the options.

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
The following table sets forth selected financial data for each of the Company’s fiscal years in the five-year period ended February 28, 2019. The selected balance sheet data as of February 28, 2019 and February 28, 2018 and the selected statement of operations data for the fiscal years ended February 28, 2019, February 28, 2018, and February 28, 2017 are derived from our Consolidated Financial Statements contained in this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein. The selected statement of operations data for the fiscal years ended February 29, 2016 and February 28, 2015 is derived from our Consolidated Financial Statements contained in the Annual Report on Form 10-K for the fiscal year ended February 29, 2016, and the selected balance sheet data as of February 28, 2017 and February 29, 2016 is presented including the effects of retrospective application of relevant adopted Accounting Standards Updates.

	Fiscal Years Ended
	February 28, 2019	February 28, 2018	February 28, 2017	February 29, 2016	February 28, 2015
	(in thousands, except per share data)
SELECTED STATEMENT OF OPERATIONS DATA
Revenue:
Subscriptions	$2,949,059	$2,574,178	$2,135,780	$1,803,449	$1,561,234
Training and services	413,010	346,283	276,023	248,781	228,255
Total subscription and training and services revenue	$3,362,069	$2,920,461	$2,411,803	$2,052,230	$1,789,489
Gross profit	$2,863,818	$2,488,664	$2,057,425	$1,742,601	$1,516,290
Income from operations (1)	$512,232	$475,732	$334,075	$288,048	$249,994
Interest income	$30,531	$18,493	$13,921	$11,673	$8,336
Interest expense	$19,838	$24,569	$23,822	$23,121	$9,394
Other (expense) income, net	$(4,870)	$8,335	$(2,164)	$(1,735)	$6,562
Provision for income taxes (1) (2)	$84,067	$216,140	$66,620	$75,500	$75,297
Net income (1)	$433,988	$261,851	$255,390	$199,365	$180,201
Net income per share:
Basic (1)	$2.46	$1.48	$1.42	$1.09	$0.97
Diluted (1)	$2.33	$1.42	$1.40	$1.07	$0.95
Weighted average shares outstanding:
Basic	176,773	177,150	179,642	182,817	186,529
Diluted	186,321	184,602	182,961	186,119	189,246

	As of
	February 28, 2019	February 28, 2018	February 28, 2017	February 29, 2016	February 28, 2015
	(in thousands)
SELECTED BALANCE SHEET DATA
Total cash, cash equivalents, restricted cash and available-for-sale investment securities	$2,424,969	$2,472,932	$2,133,231	$1,995,390	$1,808,743
Working capital (1)	$741,082	$836,590	$428,943	$316,757	$549,410
Total assets (1)	$5,588,289	$5,474,493	$4,540,062	$4,158,278	$3,784,569
Total deferred revenue (current and long-term)	$2,982,424	$2,595,172	$2,069,956	$1,722,544	$1,482,328
Convertible notes (current and long-term)	$301,367	$768,000	$745,633	$723,942	$702,939
Stockholders’ equity (1)	$1,613,932	$1,478,124	$1,252,166	$1,337,591	$1,288,338
____________

(1)
As adjusted to reflect the impact of the retrospective application of ASC 606, Revenue from Contracts with Customers. See NOTE 2—Summary of Significant Accounting Policies to our Consolidated Financial Statements for detailed information on adoption of ASC 606.

(2)
Provision for income taxes for the fiscal years ended February 28, 2019 and February 28, 2018 included a charge of $18.0 million and $122.7 million, respectively, related to the Tax Act. See NOTE 11—Income Taxes to our Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
We are a leading global provider of open source software solutions, using a community-powered approach to develop and offer reliable and high-performing operating system, virtualization, management, middleware, cloud and storage technologies.
On October 28, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with International Business Machines Corporation, a New York corporation (“IBM”), and Socrates Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of IBM (“Sub”), pursuant to which IBM has agreed to acquire us (the “Merger”) for $190.00 per share in an all-cash transaction valued at approximately $34.62 billion. Our Board of Directors and the Board of Directors of IBM each approved the Merger, and our stockholders approved the adoption of the Merger Agreement at a special meeting of stockholders on January 16, 2019. The transaction is expected to close in the latter half of 2019, subject to certain conditions, including receipt of regulatory approvals. We have incurred merger-related costs of $33.7 million, which are included in General and administrative expenses in our Consolidated Statement of Operations for the fiscal year ended February 28, 2019. See NOTE 1—Company and Merger Agreement to our Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
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
We derive our revenue and generate cash from customers primarily from two sources: (i) subscription revenue and (ii) training and services revenue. These arrangements typically involve subscriptions to Red Hat technologies. Our revenue is affected by, among other factors, corporate, government and consumer spending levels. In evaluating the performance of our business, we consider a number of factors, including total revenue, deferred revenue, operating income, operating margin and cash flows from operations. The arrangements with our customers that produce this revenue and cash are explained in further detail in this Part II, Item 7 under “Critical Accounting Estimates” and in NOTE 2—Summary of Significant Accounting Policies to our Consolidated Financial Statements. We adopted ASC 606, Revenue from Contracts with Customers, effective March 1, 2018, using the full retrospective transition method. All amounts and disclosures set forth in this Annual Report on Form 10-K have been updated to comply with the new standard and such information is designated “as adjusted.”
We believe our success is influenced by: (i) our ability to utilize the innovation derived from software developed by an open source community and make it consumable for enterprise customers, (ii) the extent to which we can expand the breadth and depth of our offerings, (iii) strategic business combinations and acquisitions of technical talent and technologies, (iv) our ability to enhance the value of our offerings through frequent and continuing innovation while maintaining platforms designed to be stable and secure over multi-year periods, (v) the extent to which adoption of our emerging technology offerings and software development processes such as CI/CD (continuous integration and continuous deployment) and DevOps increases, (vi) our involvement and leadership in key open source communities and projects, which enable us to develop, enhance and maintain our offerings, (vii) our corporate culture, which we believe fosters innovation, creativity and collaboration, (viii) our ability to generate increasing revenue directly and through partners and other strategic relationships, including CCSPs, distributors, embedded technology partners, independent hardware vendors, independent software vendors, original equipment manufacturers (“OEMs”), systems integrators and value added resellers, (ix) our ability to generate new and recurring revenue for our offerings, (x) the widespread and increasing deployment of open source technologies globally, (xi) our software, hardware, application and cloud service certification programs, which are intended to create an ecosystem of technologies that are compatible with our offerings and supported by us, (xii) our ability to provide customers with consulting and training services that generate additional subscription revenue, and (xiii) our ability to provide greater subscription value, enhance the experience of our customers and promote customer loyalty by focusing on ways in which we can help our customers succeed.

In fiscal 2020, we expect to focus on, among other things: (i) driving the widespread adoption of our offerings, (ii) investing in the development of open source technologies and promoting the use of our technologies by software developers globally, (iii) pursuing strategic acquisitions and alliances, and (iv) promoting a range of services to help our customers derive additional value.
Non-GAAP disclosures
In accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”), the income statements of our non-U.S. operations are translated into U.S. dollars using the average exchange rates for each month in an applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of transactions denominated in foreign currencies results in increased revenue, as stated in U.S. dollars, for our non-U.S. operations. Similarly, revenue, as stated in U.S. dollars, for our non-U.S. operations decreases if the U.S. dollar strengthens against foreign currencies. In this Part II, Item 7, we disclose non-GAAP amounts and growth rates that exclude the impact of foreign currency exchange rate fluctuations for fiscal 2019 in an effort to provide a comparable framework for assessing how our business performed when compared to fiscal 2018. To compute the non-GAAP impact of foreign currency exchange rate fluctuations, we translate amounts from our non-U.S. operations for fiscal 2019 using the average foreign currency exchange rate for the twelve months ended February 28, 2018.
Revenue
The growth rates of subscription revenue by offering type, training and services revenue and total revenue, as reported and excluding the impact of foreign currency exchange rate fluctuations, for fiscal 2019 versus fiscal 2018 are as follows (in thousands):

	Fiscal Years Ended
	February 28, 2019	February 28, 2018	Year-Over-Year Growth Rate
Infrastructure-related subscription revenue, as reported	$2,132,635	$1,950,396	9.3%
Adjustment for foreign currency exchange rates	6,826	—
Infrastructure-related subscription revenue, excluding foreign currency impact	2,139,461	1,950,396	9.7%

Application Development-related and other emerging technology subscription revenue, as reported	816,424	623,782	30.9%
Adjustment for foreign currency exchange rates	5,779	—
Application Development-related and other emerging technology subscription revenue, excluding foreign currency impact	822,203	623,782	31.8%

Total subscription revenue, as reported	2,949,059	2,574,178	14.6%
Adjustment for foreign currency exchange rates	12,605	—
Total subscription revenue, excluding foreign currency impact	2,961,664	2,574,178	15.1%

Total training and services revenue, as reported	413,010	346,283	19.3%
Adjustment for foreign currency exchange rates	7,013	—
Total training and services revenue, excluding foreign currency impact	420,023	346,283	21.3%

Total revenue, as reported	3,362,069	2,920,461	15.1%
Adjustment for foreign currency exchange rates	19,618	—
Total revenue, excluding foreign currency impact	$3,381,687	$2,920,461	15.8%

Subscription revenue
Our enterprise technologies are delivered primarily under subscription agreements. These agreements typically have a one- or three-year subscription period. A subscription generally entitles a customer to, among other things, a specified level of support, as well as security updates, fixes, functionality enhancements, upgrades to the technologies, each if and when available, and compatibility with an ecosystem of certified hardware and software. Subscription revenue increased sequentially for each quarter of fiscal 2019, fiscal 2018 and fiscal 2017 and was driven primarily by the increased use of our offerings by customers and our expansion of sales channels and geographic footprint during these periods.
Subscription revenue increased 14.6%, or $374.9 million, for fiscal 2019 compared to fiscal 2018. Excluding the impact of foreign currency exchange rate fluctuations, subscription revenue increased by 15.1% for fiscal 2019. The increase in subscription revenue is driven primarily by additional subscriptions related to our Red Hat Enterprise Linux, Red Hat Middleware and certain emerging technology offerings: Ansible, OpenShift and OpenStack. The increase is, in part, a result of the continued migration of enterprises in industries such as financial services, government and telecommunications to our open source solutions from proprietary technologies. We believe revenue growth for subscriptions related to our Red Hat Enterprise Linux offerings has moderated primarily due to certain deals renewing in prior years with terms that extend beyond fiscal 2019. Additionally, we believe revenue growth in our Middleware portfolio has moderated as customers shift their workloads from traditional Java deployments to containerized environments with middleware-as-a-service on OpenShift. We believe this transition will impact the revenue growth of the Middleware portfolio into fiscal 2020.
Training and services revenue
Training and services revenue increased 19.3%, or $66.7 million, for fiscal 2019 as compared to fiscal 2018. Excluding the impact of foreign currency exchange rate fluctuations, training and services revenue increased by 21.3%. The increase is driven primarily by customer interest in new products and increased demand for consulting projects supporting Ansible and OpenShift solutions.
Deferred revenue, billings proxy, seasonality and backlog
Deferred revenue
Our deferred revenue, current and long-term, balance at February 28, 2019 was $2.98 billion. Total deferred revenue increased 14.9%, or $387.3 million at February 28, 2019 from $2.60 billion at February 28, 2018. Excluding the impact of foreign currency exchange rate fluctuations, total deferred revenue increased by 17.9%, or $463.8 million, from February 28, 2018 to February 28, 2019, which is the change in deferred revenue reported in our Consolidated Statements of Cash Flows.
Below is a summary of our deferred revenue, as reported and excluding the impact of foreign currency exchange rate fluctuations, for February 28, 2019 and February 28, 2018 (in thousands):

	February 28, 2019	February 28, 2018	Year-Over-Year Growth Rate
Current deferred revenue, as reported	$2,161,206	$1,853,719	16.6%
Adjustment for foreign currency exchange rates	48,325	—
Current deferred revenue, excluding foreign currency impact	$2,209,531	$1,853,719	19.2%

Long-term deferred revenue, as reported	$821,218	$741,453	10.8%
Adjustment for foreign currency exchange rates	28,205	—
Long-term deferred revenue, excluding foreign currency impact	$849,423	$741,453	14.6%

Total deferred revenue, as reported	$2,982,424	$2,595,172	14.9%
Adjustment for foreign currency exchange rates	76,530	—
Total deferred revenue, excluding foreign currency impact	$3,058,954	$2,595,172	17.9%

Billings proxy
We approximate our annual billings by adding revenue recognized in our Consolidated Statements of Operations to the change in total deferred revenue reported in our Consolidated Statements of Cash Flows. We use the change in deferred revenue as reported in our Consolidated Statements of Cash Flows because the amount has been adjusted for the impact of changes in foreign currency exchange rates used to translate deferred revenue balances from our foreign subsidiaries’ functional currencies into U.S. dollars.
Below is a summary of our billings proxy for fiscal 2019 and fiscal 2018 (in thousands):

	Fiscal Years Ended
	February 28, 2019	February 28, 2018	Year-Over-Year Growth Rate
Revenue, as reported	$3,362,069	$2,920,461	15.1%
Change in deferred revenue, as reported on Statements of Cash Flows	463,782	432,182
Billings proxy	3,825,851	3,352,643	14.1%
Adjustment to revenue for foreign currency exchange rates	19,618	—
Billings proxy, excluding foreign currency impact	$3,845,469	$3,352,643	14.7%
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
Below is a summary of our billings (approximated as described above by adding revenue for the period with the change in deferred revenue as reported in our Consolidated Statements of Cash Flows for the same period) by quarter for fiscal 2019, fiscal 2018, fiscal 2017, fiscal 2016 and fiscal 2015 (in thousands):

	First quarter		Second quarter		Third quarter		Fourth quarter
Fiscal Years Ended	Billings proxy	% of fiscal year total	Billings proxy	% of fiscal year total	Billings proxy	% of fiscal year total	Billings proxy	% of fiscal year total
February 28, 2019	$708,938	18.5%	$788,961	20.6%	$999,906	26.1%	$1,328,046	34.7%
February 28, 2018	$631,079	18.8%	$682,780	20.4%	$805,253	24.0%	$1,233,531	36.8%
February 28, 2017	$521,806	18.9%	$572,851	20.8%	$679,441	24.6%	$986,239	35.7%
February 29, 2016	$449,439	19.4%	$479,131	20.7%	$620,244	26.8%	$763,911	33.0%
February 28, 2015	$404,005	19.5%	$439,690	21.2%	$539,807	26.1%	$688,680	33.2%
Backlog
Our total backlog as of February 28, 2019 was approximately $4.1 billion and includes amounts already billed to customers and recognized as current and long-term deferred revenue in our Consolidated Balance Sheet of $2.16 billion and $821.2 million, respectively, plus the value of non-cancellable subscription agreements not yet billed or reflected in our financial statements and the value of services agreements not yet billed or reflected in our financial statements that we believe to be firm (“off-balance sheet backlog”), which was in excess of $1.0 billion. Our total backlog as of February 28, 2018 was approximately $3.4 billion, including current and long-term deferred revenue of $1.85 billion and $741.5 million, respectively, plus off-balance sheet backlog in excess of $775 million. The increase in total backlog from approximately $3.4 billion as of February 28, 2018 to approximately $4.1 billion as of February 28, 2019 demonstrates increased customer commitment to our open source technologies.

We report our off-balance sheet backlog as a conservative approximation, often describing the amount as “in excess of,” primarily because the value of underlying contracts was derived from data not yet subjected to the complete application of our revenue recognition policies. For example, the value of the service agreements included as a part of off-balance sheet backlog is less than the stated value of such agreements because in certain instances customers are not contractually required to purchase the stated value of such services (e.g., when the services are to be billed on a time and materials basis and the service agreement’s stated value is merely an estimate of the aggregate value of the services to be provided). Historically, the impact on off-balance sheet backlog resulting from the difference in the amount of services billed and the service agreements’ stated value has not been material. We endeavor to derive the value of our off-balance sheet backlog in a consistent manner year over year and, therefore, believe the amounts are comparable.
Revenue by geography
In fiscal 2019, approximately 45.3%, or $1.52 billion, of our revenue was generated outside the U.S. compared to approximately 43.6%, or $1.27 billion, for fiscal 2018. Excluding the impact of foreign currency exchange rate fluctuations, our revenue generated outside the U.S. would have been 45.7%, or $1.54 billion, of our total revenue in fiscal 2019. Our international operations are expected to grow as our international sales force and channels become more mature and as we enter new locations outside the U.S. or expand our presence in existing international locations. As of February 28, 2019, we had offices in more than 105 locations throughout the world.
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

	Americas		EMEA		Asia Pacific		Consolidated
Fiscal Years Ended	Revenue	YoY Growth %	Revenue	YoY Growth %	Revenue	YoY Growth %	Revenue	YoY Growth %
February 28, 2019, as reported	$2,092,329	12.6%	$786,503	19.7%	$483,237	19.2%	$3,362,069	15.1%
Adjustment for foreign currency exchange rates	19,093		(5,429)		5,954		19,618
February 28, 2019, excluding foreign currency impact	$2,111,422	13.6%	$781,074	18.8%	$489,191	20.7%	$3,381,687	15.8%

February 28, 2018, as reported	$1,858,004	19.5%	$657,197	27.5%	$405,260	18.9%	$2,920,461	21.1%
As we expand further within each region, we anticipate revenue growth rates in local currencies to become more similar among our geographic regions due to the similarity of products and services offered and the similarity in customer types or classes.
Gross profit margin
Gross profit margin remained constant at 85.2% for fiscal 2019 and fiscal 2018 and decreased from 85.3% for fiscal 2017. The decrease from fiscal 2017 was primarily driven by a higher mix of training and services revenue relative to subscription revenue. Training and services revenue as a percentage of total revenue was 12.3%, 11.9% and 11.4% for fiscal 2019, fiscal 2018 and fiscal 2017, respectively.
Gross profit margin by geography
Gross profit margins by our geographic regions were as follows:

Fiscal Years Ended	Americas	EMEA	Asia Pacific	Consolidated (1)
February 28, 2019	85.8%	87.4%	82.9%	85.2%
February 28, 2018	85.9%	87.4%	82.9%	85.2%
February 28, 2017	86.3%	86.7%	83.7%	85.3%
____________

(1)
Consolidated gross profit includes corporate (non-allocated) share-based compensation expense for fiscal 2019, fiscal 2018 and fiscal 2017 of $19.8 million, $16.9 million and $16.6 million, respectively. Share-based compensation expense was not allocated to geographic segments. For additional information, see NOTE 19—Share-based Awards to our Consolidated Financial Statements.

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
Income from operations
Operating income was 15.2%, 16.3% and 13.9% of total revenue for fiscal 2019, fiscal 2018 and fiscal 2017, respectively. Operating expenses as a percent of revenue increased to 69.9% for fiscal 2019 from 68.9% for fiscal 2018 due primarily to investments and enhancements in our sales and marketing and research and development functions in addition to merger-related costs. In comparison, operating expenses as a percent of revenue decreased in fiscal 2018 to 68.9% from 71.5% for fiscal 2017 due to improved sales productivity as well as efficiencies in our marketing and general administrative support areas of the business.
Income from operations by geography
Operating income as a percentage of revenue generated by our geographic regions was as follows:

Fiscal Years Ended	Americas	EMEA	Asia Pacific	Consolidated (1)
February 28, 2019	18.0%	24.8%	31.0%	15.2%
February 28, 2018 (2)	21.3%	23.7%	28.9%	16.3%
February 28, 2017 (2)	20.5%	21.0%	29.3%	13.9%
____________

(1)
Consolidated operating income includes corporate (non-allocated) share-based compensation expense for fiscal 2019, fiscal 2018 and fiscal 2017 of $209.1 million, $192.2 million and $192.5 million, respectively. Share-based compensation expense was not allocated to geographic segments. For additional information, see NOTE 19—Share-based Awards to our Consolidated Financial Statements.

(2)
As adjusted to reflect the impact of the retrospective application of ASC 606. See NOTE 2—Summary of Significant Accounting Policies to our Consolidated Financial Statements for detailed information on adoption of ASC 606.

Cash, cash equivalents, restricted cash, investments in debt and equity securities and cash flow from operations
Cash, cash equivalents, restricted cash and short-term and long-term available-for-sale investments in debt and equity securities balances at February 28, 2019 totaled $2.42 billion. Cash generated from operating activities for fiscal 2019 totaled $1.01 billion, which represents a 9.7% increase in operating cash flow as compared to fiscal 2018. This increase is due to higher operating income, billings and collections.
Our significant cash and investment balances give us a measure of flexibility to take advantage of opportunities, such as acquisitions and increasing investment in our international operations.
Foreign currency exchange rates’ impact on results of operations
Approximately 45.3% of our revenue for fiscal 2019 came from sales outside the U.S. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component of net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions results in increased revenue and operating expenses from operations for our non-U.S. operations. Similarly, our revenue and operating expenses will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from fiscal 2018, our revenue from non-U.S. operations for fiscal 2019 would have been higher than we reported by approximately $19.6 million and operating expenses from non-U.S. operations for fiscal 2019 would have been higher than we reported by approximately $22.9 million, which would have resulted in income from operations being lower by $3.3 million.

Business combinations
Noobaa
On November 27, 2018, we acquired all of the shares of Y.G. Noobaa Ltd. (“Noobaa”), an early stage company developing software for managing data storage services, for approximately $11.8 million. The technologies of Noobaa complement and enhance our portfolio of hybrid cloud technologies, including Red Hat OpenShift Container Platform, Red Hat OpenShift Container Storage and Red Hat Ceph Storage. Together, these technologies are designed to provide users with a set of powerful, consistent and cohesive capabilities for managing application, compute, storage and data resources across public and private infrastructures.
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
Codenvy
On June 1, 2017, we completed our acquisition of all of the shares of Codenvy S.A. (“Codenvy”) for approximately $34.2 million. Codenvy is a provider of cloud-native development tools that enable developers to more easily create modern container-based and cloud-native applications. By adding Codenvy to our existing portfolio of developer tools and application platforms, including Red Hat Middleware and Red Hat OpenShift, we continue our efforts to provide solutions that enable developers to create applications for hybrid cloud environments. We plan to make Codenvy an integral part of OpenShift.io, our hosted development environment for building hybrid cloud services on OpenShift.
3scale
On June 24, 2016, we completed our acquisition of all of the shares of 3scale, Inc. (“3scale”) for approximately $29.1 million. 3scale is a provider of application programming interface (“API”) management technology. By adding 3scale to our existing portfolio, including Red Hat Middleware and Red Hat OpenShift, we strengthened our enablement of the API economy with simplified cloud integration and microservices-based architectures.
Transaction costs
We incurred transaction costs, including legal and accounting fees, relating to these acquisitions, which have been expensed as incurred and included in General and administrative expense in our Consolidated Statements of Operations. For fiscal 2019, transaction costs relating to the Noobaa acquisition totaled approximately $0.2 million; for fiscal 2018, transaction costs relating to the CoreOS, Permabit and Codenvy acquisitions totaled approximately $2.0 million; and for fiscal 2017, transaction costs relating to the 3scale acquisition totaled approximately $1.8 million.

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
Share-based awards expected to vest
With respect to performance-based awards that we grant to certain executive officers and senior management, we estimate the number of shares expected to vest based primarily on our most current reported financial results relative to a defined peer group’s most recent reported financial results. Because past or current financial trends may not be predictive of future financial performance, our estimate of the number of shares expected to vest may differ materially from the number of shares that actually vest. The maximum number of potential performance-based shares available to vest as of February 28, 2019 totaled 1.3 million, of which approximately 0.9 million shares are expected to vest with associated compensation expense of $31.7 million. If all of the potential performance-based shares were to vest, we would be required to recognize additional expense of approximately $17.0 million. See NOTE 19—Share-based Awards to our Consolidated Financial Statements for further discussion related to awards outstanding and expected to vest.
Income tax benefits related to share-based awards
We recognize share-based compensation expense based on an award’s grant date fair value over the performance period and/or requisite service period. Because we do not know the actual amount of tax benefits an award will generate until such award is exercised (or vested), we assume that the amount ultimately recognized for tax purposes will be the same amount we recognized in our operating results, that is for “book” purposes. Consequently, our deferred tax asset related to share-based compensation expense, which totaled $24.5 million as of February 28, 2019, is based on each qualifying award’s grant date fair value rather than the award’s to-be-determined exercise date intrinsic value (or vesting date fair value).
Historically, the difference between the grant date fair value and the exercise date intrinsic value has been significant. As a result of such differences, for fiscal 2019, fiscal 2018 and fiscal 2017, we realized net excess tax benefits related to share-based awards totaling $17.4 million, $27.0 million and $15.8 million, respectively.
If the share price for our common stock were to depreciate for a sustained period of time, we could be required to recognize a tax benefit shortfall. Such shortfalls could have a material adverse effect on our cash flows and financial results. For further discussion, see NOTE 2—Summary of Significant Accounting Policies, NOTE 11—Income Taxes and NOTE 19—Share-based Awards to our Consolidated Financial Statements.
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
We continue to assess the realizability of our deferred tax assets, which primarily consist of share-based compensation expense deductions (described above), tax credit carryforwards and deferred revenue. In assessing the realizability of these deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As of February 28, 2019, deferred tax assets totaled $183.0 million, of which $3.3 million was offset by a valuation allowance. For further discussion regarding deferred income taxes, see NOTE 2—Summary of Significant Accounting Policies and NOTE 11—Income Taxes to our Consolidated Financial Statements.
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

RESULTS OF OPERATIONS
Fiscal years ended February 28, 2019 and February 28, 2018
The following table is a summary of our results of operations (in thousands):

	Fiscal Years Ended
	February 28, 2019	February 28, 2018 (1)	$ Change	% Change
Revenue:
Subscriptions	$2,949,059	$2,574,178	$374,881	14.6%
Training and services	413,010	346,283	66,727	19.3
Total revenue	3,362,069	2,920,461	441,608	15.1%
Cost of revenue:
Subscriptions	213,843	185,339	28,504	15.4
As a % of subscription revenue	7.3%	7.2%
Training and services	284,408	246,458	37,950	15.4
As a % of training and services revenue	68.9%	71.2%
Total cost of revenue	498,251	431,797	66,454	15.4%
As a % of total revenue	14.8%	14.8%
Gross profit	2,863,818	2,488,664	375,154	15.1%
Operating expense:
Sales and marketing	1,378,278	1,195,286	182,992	15.3
Research and development	668,542	578,330	90,212	15.6
General and administrative	304,766	239,316	65,450	27.3
Total operating expense	2,351,586	2,012,932	338,654	16.8%
Income from operations	512,232	475,732	36,500	7.7
Interest income	30,531	18,493	12,038	65.1
Interest expense	19,838	24,569	(4,731)	(19.3)
Other (expense) income, net	(4,870)	8,335	(13,205)	(158.4)
Income before provision for income taxes	518,055	477,991	40,064	8.4%
Provision for income taxes (2)	84,067	216,140	(132,073)	(61.1)
Net income	$433,988	$261,851	$172,137	65.7%
Gross profit margin—subscriptions	92.7%	92.8%
Gross profit margin—training and services	31.1%	28.8%
Gross profit margin	85.2%	85.2%
As a % of total revenue:
Subscription revenue	87.7%	88.1%
Training and services revenue	12.3%	11.9%
Sales and marketing expense	41.0%	40.9%
Research and development expense	19.9%	19.8%
General and administrative expense	9.1%	8.2%
Total operating expenses	69.9%	68.9%
Income from operations	15.2%	16.3%
Income before provision for income taxes	15.4%	16.4%
Net income	12.9%	9.0%
Effective income tax rate (2)	16.2%	45.2%
____________

(1)
As adjusted to reflect the impact of the retrospective application of ASC 606. See NOTE 2—Summary of Significant Accounting Policies to our Consolidated Financial Statements for detailed information on adoption of ASC 606.

(2)	See NOTE 11—Income Taxes to our Consolidated Financial Statements for further discussion.

Revenue
Subscription revenue
Subscription revenue, which is primarily comprised of direct and indirect sales of Red Hat offerings, increased by 14.6%, or $374.9 million, to $2.95 billion for fiscal 2019 from $2.57 billion for fiscal 2018.
Revenue derived from the sale of subscriptions supporting our Infrastructure-related offerings increased by 9.3%, or $182.2 million, to $2.13 billion for fiscal 2019 from $1.95 billion for fiscal 2018. The increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion and the continued migration of customers to our open source Linux platform from proprietary operating systems.
Revenue derived from the sale of subscriptions supporting our Application Development-related and other emerging technology offerings increased by 30.9%, or $192.6 million, to $816.4 million for fiscal 2019 from $623.8 million for fiscal 2018. The increase is primarily driven by additional subscriptions for Red Hat Middleware and certain emerging technology offerings: Ansible, OpenShift and OpenStack. We expect the growth rate of revenue derived from our Application Development-related and other emerging technology offerings to exceed the growth rate of revenue derived from our Infrastructure-related offerings as our Application Development-related and other emerging technology offerings continue to gain broader market acceptance in the enterprise IT environment.
Training and services revenue
Training revenue includes fees paid by our customers for delivery of educational materials and instruction. Services revenue includes fees received from customers for consulting services regarding our offerings, deployment of Red Hat technologies and for delivery of added functionality to Red Hat technologies for our major customers and OEM partners. Total training and services revenue increased by 19.3%, or $66.7 million, to $413.0 million for fiscal 2019 from $346.3 million for fiscal 2018. Training revenue increased by 15.1%, or $12.1 million, as a result of increased revenue generated from our Red Hat Learning Subscription (“RHLS”) offerings and increased consumption of training courses or units related to our emerging technology offerings. Services revenue increased by 20.5%, or $54.6 million, as a result of an increase in consulting engagements driven by increased demand for our open source cloud enabling solutions such as Ansible and OpenShift. We expect services revenue to continue growing, though at a slower pace than subscription revenue, as we continue to expand our reach by enabling our channel partners to provide consulting services on our behalf. Combined training and services revenue as a percentage of total revenue was 12.3% and 11.9% for fiscal 2019 and fiscal 2018, respectively.
Cost of revenue
Cost of subscription revenue
The cost of subscription revenue primarily consists of expenses we incur to support, distribute, and package Red Hat offerings. These costs include labor-related costs to provide technical support, security updates and fixes, as well as costs for fulfillment. Cost of subscription revenue increased by 15.4%, or $28.5 million, to $213.8 million for fiscal 2019 from $185.3 million for fiscal 2018. The overall increase is primarily due to employee compensation expense, which increased $15.4 million, due to the expansion of our technical staff in order to meet the demands of our growing subscriber base for support, security updates and fixes, especially with respect to the increase in demand for our emerging technology offerings. The remaining expense increase is primarily related to $15.7 million higher expense associated with facility and technology infrastructure enhancements. As the number of open source technology subscriptions continues to increase, we expect associated support costs will continue to increase, although we anticipate this will occur at an overall slower rate than that of subscription revenue growth due to economies of scale. Gross profit margin on subscriptions decreased to 92.7% for fiscal 2019 from 92.8% for fiscal 2018.
Cost of training and services revenue
Cost of training and services revenue is mainly comprised of personnel and third-party consulting costs for the design, development and delivery of custom engineering, training courses and professional services provided to various types of customers. Cost of training and services revenue increased by 15.4%, or $38.0 million, to $284.4 million for fiscal 2019 from $246.5 million for fiscal 2018. The increase in cost to deliver training and services includes $24.8 million increased employee compensation expenses and increased outside contractor fees of $9.0 million. The increase in employee compensation expense and outside contractor fees is due to the expansion of our professional consulting teams needed to meet the growing demand for services related to our emerging technology offerings. The remaining increase in cost to deliver training and services includes $4.5 million travel-related expenses. Total costs to deliver training and services as a percentage of training and services revenue decreased to 68.9% for fiscal 2019 from 71.2% for fiscal 2018.

Gross profit margin
Gross profit margin remained constant at 85.2% for fiscal 2019 and fiscal 2018. Training and services revenue as a percentage of total revenue was 12.3% for fiscal 2019 as compared to 11.9% for fiscal 2018.
Operating expenses
Sales and marketing
Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expense increased by 15.3%, or $183.0 million, to $1.38 billion for fiscal 2019 from $1.20 billion for fiscal 2018. This increase was primarily due to a $137.2 million increase in selling costs, which includes $108.7 million, $15.9 million and $7.7 million of additional employee compensation-, event- and travel-related, and facilities-related expenses, respectively, the majority of which is attributable to the expansion of our sales force from the prior year. The remaining increase relates to marketing costs, which grew by 15.4%, or $45.8 million for fiscal 2019 as compared to fiscal 2018 and includes incremental employee compensation expense, marketing program costs, facility costs and outside contractor costs of $26.7 million, $9.4 million, $3.8 million and $3.0 million, respectively. As a result of investments made to expand the breadth of our global sales coverage and depth of our product sales coverage, sales and marketing expense increased as a percentage of revenue to 41.0% for fiscal 2019 from 40.9% for fiscal 2018.
Research and development
Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased by 15.6%, or $90.2 million, to $668.5 million for fiscal 2019 from $578.3 million for fiscal 2018. The increase in research and development costs primarily resulted from the expansion of our engineering group through both direct hires and business acquisitions as we continue investing in Application Development-related and other emerging technologies. Employee compensation expense increased by $77.1 million. The remaining increase in research and development costs relates primarily to process and technology infrastructure enhancements, which increased by $10.4 million. Research and development expense was 19.9% of total revenue for fiscal 2019 compared to 19.8% for fiscal 2018.
General and administrative
General and administrative expense consists primarily of personnel and related costs for general corporate functions, including information systems, finance, accounting, legal, human resources and facilities expense. General and administrative expense increased by 27.3%, or $65.5 million, to $304.8 million for fiscal 2019 from $239.3 million for fiscal 2018. The increase in general and administrative expense primarily resulted from merger-related costs of $33.7 million related to the pending Merger with IBM, increased employee compensation expenses of $17.7 million and $18.5 million higher expense associated with facility and technology infrastructure enhancements, partially offset by a decrease of $9.4 million in outside contractor costs. General and administrative expense as a percentage of revenue was 9.1% and 8.2% for fiscal 2019 and fiscal 2018, respectively.
Interest income
Interest income increased by 65.1%, or $12.0 million, for fiscal 2019 as compared fiscal 2018. The increase in interest income for fiscal 2019 is attributable to higher yields earned on cash and investment balances.
Interest expense
Interest expense decreased by $4.7 million for fiscal 2019 as compared to fiscal 2018. Interest expense is primarily attributable to the interest on the Company’s 0.25% Convertible Senior Notes due 2019 (the “convertible notes”). See NOTE 12—Convertible Notes to our Consolidated Financial Statements for further discussion.
Other (expense) income, net
Other (expense) income, net is primarily due to net losses recognized from the settlement of foreign currency transactions during fiscal 2019, partially offset by realized gains of $1.3 million on the sale of certain strategic equity investments.

Income taxes
The effective tax rate for fiscal 2019 of 16.2% differed from the U.S. federal statutory rate of 21.0% primarily due to excess tax benefits from share-based compensation, research tax credits and the impact from the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted in December 2017. The effective tax rate for fiscal 2018 of 45.2% differed from the U.S. federal statutory rate of 32.7% primarily due to the impact from the Tax Act, excess tax benefits from share-based compensation, foreign income taxed at lower rates, research tax credits and the domestic production activities deduction. Tax expense for fiscal 2019 and fiscal 2018 included a one-time tax charge of $18.0 million and $122.7 million, respectively, related to the Tax Act. Further included in tax expense for fiscal 2019 and fiscal 2018 was a net discrete tax benefit of $17.4 million and $27.0 million, respectively, primarily related to net excess tax (charges) benefits from share-based compensation. For further discussion regarding our income taxes, see NOTE 11—Income Taxes to our Consolidated Financial Statements.

Fiscal years ended February 28, 2018 and February 28, 2017
The following table is a summary of our results of operations (in thousands):

	Fiscal Years Ended
	February 28, 2018 (1)	February 28, 2017 (1)	$ Change	% Change
Revenue:
Subscriptions	$2,574,178	$2,135,780	$438,398	20.5%
Training and services	346,283	276,023	70,260	25.5
Total revenue	2,920,461	2,411,803	508,658	21.1%
Cost of revenue:
Subscriptions	185,339	158,977	26,362	16.6
As a % of subscription revenue	7.2%	7.4%
Training and services	246,458	195,401	51,057	26.1
As a % of training and services revenue	71.2%	70.8%
Total cost of revenue	431,797	354,378	77,419	21.8%
As a % of total revenue	14.8%	14.7%
Gross profit	2,488,664	2,057,425	431,239	21.0%
Operating expense:
Sales and marketing	1,195,286	1,034,191	161,095	15.6
Research and development	578,330	480,668	97,662	20.3
General and administrative	239,316	208,491	30,825	14.8
Total operating expense	2,012,932	1,723,350	289,582	16.8%
Income from operations	475,732	334,075	141,657	42.4
Interest income	18,493	13,921	4,572	32.8
Interest expense	24,569	23,822	747	3.1
Other income (expense), net	8,335	(2,164)	10,499	(485.2)
Income before provision for income taxes	477,991	322,010	155,981	48.4%
Provision for income taxes (2)	216,140	66,620	149,520	224.4
Net income	$261,851	$255,390	$6,461	2.5%
Gross profit margin—subscriptions	92.8%	92.6%
Gross profit margin—training and services	28.8%	29.2%
Gross profit margin	85.2%	85.3%
As a % of total revenue:
Subscription revenue	88.1%	88.6%
Training and services revenue	11.9%	11.4%
Sales and marketing expense	40.9%	42.9%
Research and development expense	19.8%	19.9%
General and administrative expense	8.2%	8.6%
Total operating expenses	68.9%	71.5%
Income from operations	16.3%	13.9%
Income before provision for income taxes	16.4%	13.4%
Net income	9.0%	10.6%
Effective income tax rate (2)	45.2%	20.7%
____________

(1)
As adjusted to reflect the impact of the retrospective application of ASC 606. See NOTE 2—Summary of Significant Accounting Policies to our Consolidated Financial Statements for detailed information on adoption of ASC 606.

(2)	See NOTE 11—Income Taxes to our Consolidated Financial Statements for further discussion.

Revenue
Subscription revenue
Subscription revenue increased by 20.5%, or $438.4 million, to $2.57 billion for fiscal 2018 from $2.14 billion for fiscal 2017.
Revenue derived from the sale of subscriptions supporting our Infrastructure-related offerings increased by 15.0%, or $254.0 million, to $1.95 billion for fiscal 2018 from $1.70 billion for fiscal 2017 and is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion and the continued migration of customers to our open source Linux platform from proprietary operating systems.
Revenue derived from the sale of subscriptions supporting our Application Development-related and other emerging technology offerings increased by 42.0%, or $184.4 million, to $623.8 million for fiscal 2018 from $439.3 million for fiscal 2017. The increase is primarily due to additional subscriptions for Red Hat Middleware offerings and certain emerging technology offerings: Ansible, OpenShift and OpenStack.
Training and services revenue
Total training and services revenue increased by 25.5%, or $70.3 million, to $346.3 million for fiscal 2018 from $276.0 million for fiscal 2017. Training revenue increased 18.4%, or $12.5 million, primarily as a result of increased revenue generated from our RHLS offerings and increased consumption of training related to our emerging technology offerings. Our services revenue increased by 27.8%, or $57.7 million, as a result of an increase in consulting engagements driven by increased demand for our open source cloud enabling solutions such as Ansible and OpenShift. Combined training and services revenue as a percentage of total revenue was 11.9% and 11.4% for fiscal 2018 and fiscal 2017, respectively.
Cost of revenue
Cost of subscription revenue
Cost of subscription revenue increased by 16.6%, or $26.4 million, to $185.3 million for fiscal 2018 from $159.0 million for fiscal 2017. Employee-related expenses increased $20.9 million for fiscal 2018 as compared to fiscal 2017, due to the expansion of our technical staff in order to meet the demands of our growing subscriber base for support, security updates and fixes, especially with respect to the increase in demand for our emerging technology offerings. The remaining expense increase is related to $5.3 million higher expense associated with facility and technology infrastructure enhancements. Gross profit margin on subscriptions was 92.8% and 92.6% for fiscal 2018 and fiscal 2017, respectively.
Cost of training and services revenue
Cost of training and services revenue increased by 26.1%, or $51.1 million, to $246.5 million for fiscal 2018 from $195.4 million for fiscal 2017. Costs of training and services revenue increased by 26.1%, or $51.1 million, to $246.5 million for fiscal 2018. The increase in costs to deliver training and services includes $24.5 million increased employee compensation expenses and increased outside contractor fees of $20.0 million. The increase in employee compensation expense and outside contractor fees is due to the expansion of our professional consulting teams needed to meet the growing demand for services related to our emerging technology offerings. The remaining increase in cost to deliver training and services includes $3.2 million travel-related expenses and $2.6 million expense associated with facilities and technology infrastructure. Total costs to deliver training and services as a percentage of training and services revenue increased to 71.2% for fiscal 2018 from 70.8% for fiscal 2017.
Gross profit
Gross profit margin decreased to 85.2% for fiscal 2018 from 85.3% for fiscal 2017. This decrease was driven by a higher mix of training and services revenue relative to subscription revenue. Training and services revenue as a percentage of total revenue was 11.9% for fiscal 2018 as compared to 11.4% for fiscal 2017.

Operating expenses
Sales and marketing
Sales and marketing expense increased by 15.6%, or $161.1 million, to $1.20 billion for fiscal 2018 from $1.03 billion for fiscal 2017. Selling costs increased by 14.3%, or $112.2 million, for fiscal 2018 as compared to fiscal 2017 and include $82.1 million, $14.4 million and $8.7 million of additional employee-, facilities- and travel-related expenses, respectively, the majority of which is attributable to the expansion of our sales force from the prior year. The remaining increase relates to marketing costs, which grew by 19.7%, or $48.9 million, for fiscal 2018 as compared to fiscal 2017 and includes incremental employee compensation expense and marketing program costs of $28.1 million and $14.1 million, respectively. Sales and marketing expense as a percentage of revenue decreased to 40.9% for fiscal 2018 from 42.9% for fiscal 2017.
Research and development
Research and development expense increased by 20.3%, or $97.7 million, to $578.3 million for fiscal 2018 from $480.7 million for fiscal 2017. Employee compensation increased by $74.9 million primarily from the expansion of our engineering group through both direct hires and business acquisitions as we continued investing in Application-Development-related and other emerging technologies. The remaining increase in research and development costs relates primarily to process and technology infrastructure enhancements, which increased by $16.2 million. Research and development expense was 19.8% and 19.9% of total revenue for fiscal 2018 and fiscal 2017, respectively.
General and administrative
General and administrative expense increased by 14.8%, or $30.8 million, to $239.3 million for fiscal 2018 from $208.5 million for fiscal 2017. The increase in general and administrative expenses primarily resulted from increased employee compensation expenses of $13.5 million and $15.1 million higher expense associated with facility and technology enhancements. General and administrative expense decreased as a percentage of revenue to 8.2% for fiscal 2018 from 8.6% for fiscal 2017.
Interest income
Interest income increased by 32.8%, or $4.6 million, to $18.5 million for fiscal 2018 from $13.9 million for fiscal 2017. The increase is attributable to higher yields earned on larger cash and investment balances.
Interest expense
Interest expense increased by $0.7 million to $24.6 million for fiscal 2018 as compared to $23.8 million for fiscal 2017. The increase in interest expense is attributable to our convertible notes.
Other income (expense), net
Other income (expense), net is primarily due to realized gains of $13.4 million on the sale of certain strategic equity investments during fiscal 2018, partially offset by net losses recognized from the settlement of foreign currency transactions.
Income taxes
The effective tax rate for fiscal 2018 of 45.2% differed from the U.S. federal statutory rate of 32.7% primarily due to the impact from the Tax Act, excess tax benefits from share-based compensation, foreign income taxed at lower rates, research tax credits and the domestic production activities deduction. The effective tax rate for fiscal 2017 differed from the U.S. federal statutory rate of 35% primarily due to the impact from the excess tax benefits from share-based compensation, foreign income taxed at lower rates and research tax credits. Tax expense for fiscal 2018 included a one-time tax charge of $122.7 million related to the Tax Act. Further included in tax expense for fiscal 2018 and fiscal 2017 was a net discrete tax benefit of $27.0 million and $15.8 million, respectively, primarily related to net excess tax benefits from share-based compensation.

LIQUIDITY AND CAPITAL RESOURCES
We derive our liquidity and operating capital primarily from cash flows from operations. Historically, we also received cash from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and follow-on public offerings, and the issuance of convertible notes, including our issuance of convertible notes described in detail in NOTE 12—Convertible Notes to our Consolidated Financial Statements. At February 28, 2019, we had total cash and investments of $2.42 billion, which was comprised of $1.88 billion in cash and cash equivalents, $293.4 million of short-term investments and $248.5 million of long-term fixed-income investments. This compares to total cash and investments of $2.47 billion at February 28, 2018.
On October 28, 2018, we entered into the Merger Agreement with IBM and Sub, pursuant to which IBM has agreed to acquire us for $190.00 per share in an all-cash transaction valued at approximately $34.62 billion. We have agreed to various customary covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the Effective Time. In addition, without the consent of IBM, we may not take, authorize, agree or commit to do certain actions outside of the ordinary course of business, including acquiring businesses or incurring capital expenditures above specified thresholds, issuing additional debt facilities, and repurchasing outstanding shares of our common stock. We do not believe these restrictions will prevent us from meeting convertible note obligations, ongoing costs of operations, working capital needs, or capital expenditure requirements for the next 12 months.
The Merger Agreement contains certain termination rights for IBM and us. Upon termination of the Merger Agreement under specified circumstances, we may be required to pay IBM a termination fee of $975.0 million.
Convertible note conversions
For at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the fiscal quarters ended August 31, 2017 through February 28, 2019, our common stock traded at a price exceeding 130% of the conversion price of the convertible notes. Accordingly, the convertible notes remained convertible at the holders’ option until March 29, 2019. Effective April 1, 2019, holders may convert their convertible notes at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the convertible notes. To the extent we receive notices of conversion on or after April 1, 2019, the principal amount of the convertible notes will be settled in cash. Total settled conversions through February 28, 2019 amounted to $498.4 million aggregate principal amount of the convertible notes. We expect to settle conversions of $116.2 million in principal amount of the convertible notes in the first quarter of fiscal 2020 by paying cash for the principal amount and issuing shares of common stock for the excess conversion value. We continue to receive conversion requests and as of April 22, 2019, such incremental requests totaled $3.5 million in principal amount of the convertible notes, of which $3.0 million is scheduled to settle on June 3, 2019, and the remainder at the maturity date of the convertible notes. The aggregate principal amount of the convertible notes remaining is expected to be $186.9 million after the expected conversion settlements as discussed above and the incremental conversion requests received as of April 22, 2019.
Fiscal year ended February 28, 2019
Cash flows—overview
At February 28, 2019, cash and cash equivalents totaled $1.88 billion, an increase of $159.0 million as compared to February 28, 2018. The increase in cash and cash equivalents for fiscal 2019 is primarily the result of cash provided by operations, which generated $1.01 billion, and net sales and maturities of available-for-sale debt securities of $193.4 million, partially offset by repayments of convertible notes of $438.4 million, the repurchase of 2,786,879 shares of our common stock for $412.8 million and payments made in return for shares of our common stock received from employees to satisfy employees’ minimum tax withholding obligations related to share awards vesting of $131.9 million. Net cash provided by operating activities and net cash used in investing activities and financing activities is further described below.
Cash flows from operations
Cash provided by operations of $1.01 billion during fiscal 2019 includes net income of $434.0 million, adjustments to exclude the impact of non-cash income and expenses, which totaled a $265.8 million net source of cash, and changes in operating assets and liabilities, which totaled a $313.0 million net source of cash. Non-cash income and expenses include the portion of repayments of convertible notes that are attributable to debt discount, which totaled $60.0 million, classified as operating cash flows due to our adoption of ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. Cash provided by changes in operating assets and liabilities for fiscal 2019 was primarily the result of an increase in our deferred revenue, which generated operating cash flow of $463.8 million. The increase in deferred revenue was due to growth in billings as we generally bill our customers in advance of subscription periods.

Cash flows from investing
Cash provided by investing activities of $110.0 million for fiscal 2019 includes net sales and maturities of available-for-sale debt securities of $193.4 million offset by investments in property and equipment of $61.3 million, which primarily relate to information technology infrastructure and leasehold improvements, the acquisition of Noobaa for $11.6 million, net of working capital and purchase price adjustments, and investments in intangible assets, primarily patents, which totaled $10.5 million.
Cash flows from financing
Cash used in financing activities of $919.9 million for fiscal 2019 includes repayments of convertible notes of $438.4 million, $412.8 million to repurchase 2,786,879 shares of our common stock and $131.9 million of payments made in return for shares of our common stock received from employees to satisfy employees’ minimum tax withholding obligations related to employee share awards vesting during fiscal 2019. Partially offsetting these uses of cash were proceeds of $62.1 million from our employee stock purchase plan.
Fiscal year ended February 28, 2018
Cash flows—overview
At February 28, 2018, cash and cash equivalents totaled $1.72 billion, an increase of $633.3 million as compared to February 28, 2017. The increase in cash and cash equivalents for fiscal 2018 is the result of cash provided by operating activities, which totaled $923.1 million, and net sales and maturities of available-for-sale debt securities of $325.9 million. Partially offsetting cash provided by operating activities was cash used for business acquisitions of $315.1 million and the repurchase of 2,318,584 shares of our common stock for $237.0 million. Net cash generated by operating activities and net cash used for investing activities and financing activities is further described below.
Cash flows from operations
Cash provided by operations of $923.1 million during fiscal 2018 includes net income of $261.9 million, adjustments to exclude the impact of non-cash income and expenses, which totaled a $290.0 million net source of cash, and changes in operating assets and liabilities, which totaled a $371.3 million net source of cash. Cash provided by changes in operating assets and liabilities for fiscal 2018 was primarily the result of an increase in our deferred revenue, which generated operating cash flow of $432.2 million. The increase in deferred revenue was due to growth in billings as we generally bill our customers in advance of subscription periods.
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
Cash flows from financing
Cash used in financing activities of $273.1 million for fiscal 2018 includes $237.0 million to repurchase 2,318,584 shares of our common stock and payments made in return for shares of our common stock received from employees to satisfy employees’ minimum tax withholding obligations related to employee share awards vesting during fiscal 2018 of $89.5 million. Partially offsetting financing activities using cash were proceeds from our employee stock purchase plan, which totaled $50.1 million.
Investments in debt securities
Our investments in debt securities are comprised primarily of available-for-sale fixed-income investments recorded at their fair values, of which $293.4 million are classified as short-term and $248.5 million are classified as long-term in the Consolidated Balance Sheet at February 28, 2019. The vast majority of our investments were priced with the assistance of pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, we assess other factors to determine the securities’ fair values, including broker quotes or model valuations. Independent price verifications of all of our holdings are performed by the pricing vendors, which we review. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair value.

We presently do not intend to liquidate our short- and long-term investments in debt securities prior to their scheduled maturity dates. However, in the event that we liquidate these investments prior to their scheduled maturities and there are adverse changes in market interest rates or the overall economic environment, we could be required to recognize a realized loss on those investments when we liquidate these investments. At February 28, 2019 and February 28, 2018, net accumulated unrealized net losses on our available-for-sale debt securities totaled $2.4 million and $5.3 million, respectively.
Capital requirements
Our capital requirements during fiscal 2020 will depend on numerous factors, including the amount of resources we devote to:

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
We have utilized, and will continue from time to time to utilize, cash and investments to fund, among other potential uses, purchases of our common stock, purchases of fixed assets, purchases of intangible assets (primarily patents), and mergers and acquisitions. Given our historically strong operating cash flow and the $2.42 billion of cash and investments held at February 28, 2019, we believe our cash balances totaling $1.88 billion, together with our ability to generate additional cash from operations, should be sufficient to satisfy our cash requirements for the next twelve months and for the foreseeable future. However, we may take advantage of favorable capital market conditions that may arise from time to time to raise additional capital.
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
As of February 28, 2019, $1.26 billion of our total cash and investments were held outside the U.S. Our intent has been to reinvest the earnings of foreign subsidiaries indefinitely outside the U.S. to fund both organic growth and acquisitions. The Tax Act includes a provision to move the U.S. to a territorial tax system by imposing a transition tax on historic foreign earnings whether or not such earnings are repatriated to the U.S. In light of the new territorial tax system, we no longer consider earnings from certain foreign subsidiaries to be indefinitely reinvested. As of February 28, 2019, cumulative undistributed foreign earnings totaled $397.5 million, of which $86.6 million is considered indefinitely reinvested. For further discussion, see NOTE 11—Income Taxes to our Consolidated Financial Statements.
Off-balance sheet arrangements
As of February 28, 2019 and February 28, 2018, we have no off-balance sheet financing arrangements and do not utilize any “structured debt,” “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

Contractual obligations
The following table summarizes our principal contractual obligations at February 28, 2019 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$291,980	$60,722	$92,233	$59,495	$79,530
Capital lease obligations	288	282	6	—	—
Convertible notes 0.25% coupon obligations	640	640	—	—	—
Convertible notes principal	306,552	306,552	—	—	—
Total	$599,460	$368,196	$92,239	$59,495	$79,530
Obligations under contracts that we may cancel without significant penalty are not included in the table above. In addition, because we are unable to reasonably estimate the timing of settlements and any future payments related to uncertain tax positions, such liabilities are not included in the above table. However, as of February 28, 2019, we have recognized a total of $179.9 million related to such liabilities, which are included in Other long-term obligations in our Consolidated Balance Sheet.
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
Interest rate risk
Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of short- and long-term investments in a variety of available-for-sale fixed- and floating-rate debt securities, including both government and corporate obligations and money market funds. Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely impacted due to a rise in prevailing interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income related to these securities may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates or perceived credit risk related to the securities’ issuers. A hypothetical one-half percentage point change in interest rates, assuming a parallel shift of all interest rates, would result in an approximate $0.4 million change in annual interest income derived from investments in our portfolio as of February 28, 2019. For further discussion related to our investments as of February 28, 2019 and February 28, 2018, see NOTE 2—Summary of Significant Accounting Policies and NOTE 21—Assets and Liabilities Measured at Fair Value on a Recurring Basis to our Consolidated Financial Statements.
Investment risk
The fair value of our available-for-sale investment portfolio is subject to interest rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in prevailing interest rates would result in an approximate $4.3 million decrease in the fair value of our available-for-sale investment securities as of February 28, 2019. For further discussion related to our investments as of February 28, 2019 and February 28, 2018, see NOTE 2—Summary of Significant Accounting Policies and NOTE 21—Assets and Liabilities Measured at Fair Value on a Recurring Basis to our Consolidated Financial Statements.
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
Accounts receivable
As of February 28, 2019 we had one customer whose accounts receivable balance individually represented 10% of total accounts receivable. As of February 28, 2018, no individual customer accounted for 10% or more of our total accounts receivable.
Foreign currency risk
Approximately 45.3% of our revenue for fiscal 2019 was produced by sales outside the U.S. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component of net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency statements results in increased revenue and operating expenses for our non-U.S. operations. Similarly, our revenue and operating expenses for our non-U.S. operations decrease if the U.S. dollar strengthens against foreign currencies.
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

Using the average foreign currency exchange rates from fiscal 2018, our revenue and operating expenses from non-U.S. operations for fiscal 2019 would have been higher than we reported by approximately $19.6 million and $22.9 million, respectively, which would have resulted in income from operations being lower by $3.3 million.
Convertible notes
In October 2014, we issued $805.0 million of 0.25% convertible notes due October 2019. The convertible notes have a fixed annual interest rate of 0.25%, and, therefore, we do not have economic interest-rate exposure on the convertible notes. However, the fair value of the convertible notes is exposed to interest rate risk. Generally, the fair value of the convertible notes will increase as interest rates fall and decrease as interest rates rise. For further discussion regarding the fair value of the convertible notes, see NOTE 12—Convertible Notes to our Consolidated Financial Statements.
In connection with the sale of the convertible notes, we entered into convertible note hedge transactions and warrant transactions. The convertible note hedge transactions are expected to offset, to the extent that the market price per share of our common stock does not exceed $101.65 strike price of the warrants, which is subject to adjustments upon the occurrence of certain events, the potential dilution with respect to shares of our common stock upon any conversion of the convertible notes and/or offset any cash payments that we are required to make in excess of the principal amount of the converted notes, as the case may be. The warrant transactions will have a dilutive effect with respect to our common stock to the extent that the market price per share of our common stock, as measured under the terms of the warrant transactions, exceeds the applicable strike price of the warrants. However, subject to certain conditions, we may elect to settle all of the warrants in cash. The initial strike price of the warrants is $101.65 per share. The number of shares of our common stock underlying the warrants is 10,965,630 shares, subject to anti-dilution adjustments. The convertible note hedge and warrants are both considered indexed to our common stock and classified as equity; therefore, the convertible note hedge and warrants are not accounted for as derivative instruments.
Derivative instruments
We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. From time to time we enter into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. All derivative instruments are recorded in the Consolidated Balance Sheets at their respective fair values. We generally elect not to prepare and maintain the documentation required to qualify our forward contracts for hedge accounting treatment and, therefore, changes in fair value are recorded in our Consolidated Statements of Operations. However, during the fourth quarter of fiscal 2018, we repatriated cash from certain of our foreign subsidiaries and entered into a foreign currency forward contract designated as a net investment hedge. As a result of this designation, changes in fair value of the forward contract were recognized as a charge included in Other comprehensive income—change in foreign currency translation adjustment. For further discussion related to our management of foreign currency risk, see NOTE 10—Derivative Instruments to our Consolidated Financial Statements.
The aggregate notional amount of outstanding forward contracts at February 28, 2019 was $75.6 million. The fair value of these outstanding contracts at February 28, 2019 was a gross asset less than $0.1 million and a gross $0.2 million liability, and is recorded in Other current assets and Accounts payable and accrued expenses, respectively, on our Consolidated Balance Sheets. The forward contracts generally expire within three months of the period ended February 28, 2019. The forward contracts will settle in Euros, Hong Kong dollars, Japanese yen, and Singapore dollars.
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
Our independent registered public accounting firm, which has audited the financial statements included in Part II, Item 8 of this report, has also audited the effectiveness of the Company’s internal control over financial reporting as of February 28, 2019, as stated in their attestation report on our internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Red Hat, Inc.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Red Hat, Inc. and its subsidiaries (the “Company”) as of February 28, 2019 and February 28, 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended February 28, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of February 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2019 and February 28, 2018, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers during the fiscal year ended February 28, 2019.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
April 24, 2019

We have served as the Company’s auditor since 1999.

RED HAT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands—except share and per share amounts)

	February 28, 2019	February 28, 2018 (1)
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$1,883,096	$1,724,132
Investments in debt and equity securities, short-term	293,361	318,358
Accounts receivable, net of allowances for doubtful accounts of $4,561 and $2,167, respectively	980,188	806,744
Prepaid expenses	282,507	267,197
Other current assets	24,504	25,666
Total current assets	3,463,656	3,142,097
Property and equipment, net of accumulated depreciation and amortization of $316,432 and $269,429, respectively	198,969	206,105
Goodwill	1,276,853	1,288,830
Identifiable intangibles, net	206,083	224,953
Investments in debt securities, long-term	248,512	430,442
Deferred tax assets, net	112,568	92,606
Other assets, net	81,648	89,460
Total assets	$5,588,289	$5,474,493
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$491,259	$427,139
Deferred revenue, short-term	2,161,206	1,853,719
Other current obligations	282	843
Convertible notes	69,827	23,806
Total current liabilities	2,722,574	2,305,507
Deferred revenue, long-term	821,218	741,453
Convertible notes	231,540	744,194
Other long-term obligations	199,025	205,215
Commitments and contingencies (NOTES 14 and 15)
Stockholders’ equity:
Preferred stock, $0.0001 per share par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 per share par value, 300,000,000 shares authorized, 244,402,737 and 238,688,708 shares issued, and 176,800,502 and 177,073,904 shares outstanding, respectively	24	24
Additional paid-in capital	2,791,895	2,416,080
Retained earnings	2,054,069	1,619,688
Treasury stock, at cost, 67,602,235 and 61,614,804 shares, respectively	(3,189,434)	(2,525,072)
Accumulated other comprehensive loss	(42,622)	(32,596)
Total stockholders’ equity	1,613,932	1,478,124
Total liabilities and stockholders’ equity	$5,588,289	$5,474,493
____________

(1)
As adjusted to reflect the impact of the retrospective application of ASC 606, Revenue from Contracts with Customers. See NOTE 2—Summary of Significant Accounting Policies for detailed information on adoption of ASC 606.

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands—except per share amounts)

	Fiscal Years Ended
	February 28, 2019	February 28, 2018 (1)	February 28, 2017 (1)
Revenue:
Subscriptions	$2,949,059	$2,574,178	$2,135,780
Training and services	413,010	346,283	276,023
Total revenue	3,362,069	2,920,461	2,411,803
Cost of revenue:
Subscriptions	213,843	185,339	158,977
Training and services	284,408	246,458	195,401
Total cost of revenue	498,251	431,797	354,378
Gross profit	2,863,818	2,488,664	2,057,425
Operating expense:
Sales and marketing	1,378,278	1,195,286	1,034,191
Research and development	668,542	578,330	480,668
General and administrative	304,766	239,316	208,491
Total operating expense	2,351,586	2,012,932	1,723,350
Income from operations	512,232	475,732	334,075
Interest income	30,531	18,493	13,921
Interest expense	19,838	24,569	23,822
Other (expense) income, net	(4,870)	8,335	(2,164)
Income before provision for income taxes	518,055	477,991	322,010
Provision for income taxes	84,067	216,140	66,620
Net income	$433,988	$261,851	$255,390
Net income per share:
Basic	$2.46	$1.48	$1.42
Diluted	$2.33	$1.42	$1.40
Weighted average shares outstanding:
Basic	176,773	177,150	179,642
Diluted	186,321	184,602	182,961
____________

(1)	As adjusted to reflect the impact of the retrospective application of ASC 606. See NOTE 2—Summary of Significant Accounting Policies for detailed information on adoption of ASC 606.

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Years Ended
	February 28, 2019	February 28, 2018 (1)	February 28, 2017 (1)
Net income	$433,988	$261,851	$255,390
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(11,821)	58,105	(14,008)
Available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities during the period	2,500	(2,866)	14
Reclassification for gain realized on available-for-sale securities, reported in Other (expense) income, net	(125)	(451)	(21)
Tax (expense) benefit	(580)	968	112
Net change in available-for-sale securities (net of tax)	1,795	(2,349)	105
Total other comprehensive (loss) income	(10,026)	55,756	(13,903)
Comprehensive income	$423,962	$317,607	$241,487
____________

(1)	As adjusted to reflect the impact of the retrospective application of ASC 606. See NOTE 2—Summary of Significant Accounting Policies for detailed information on adoption of ASC 606.

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (1)	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (1)
	Shares	Amount
Balance at February 29, 2016	234,896	$23	$2,162,264	$1,102,897	$(1,853,144)	$(74,449)	$1,337,591
Net income	—	—	—	255,390	—	—	255,390
Other comprehensive loss, net of tax	—	—	—	—	—	(13,903)	(13,903)
Vest and exercise of share-based awards	1,909	1	3,828	—	—	—	3,829
Common stock repurchase	—	—	—	—	(458,661)	—	(458,661)
Share-based compensation expense	—	—	192,530	—	—	—	192,530
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	—	(66,529)	—	—	—	(66,529)
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	2,369	(450)	—	—	1,919
Balance at February 28, 2017	236,805	$24	$2,294,462	$1,357,837	$(2,311,805)	$(88,352)	$1,252,166
Net income	—	—	—	261,851	—	—	261,851
Other comprehensive income, net of tax	—	—	—	—	—	55,756	55,756
Vest and exercise of share-based awards	1,884	—	4,895	—	—	—	4,895
Common stock repurchase	—	—	—	—	(237,002)	—	(237,002)
Share-based compensation expense	—	—	192,249	—	—	—	192,249
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	—	(89,506)	—	—	—	(89,506)
Re-issuance of treasury stock under employee stock purchase plan	—	—	18,983	—	23,749	—	42,732
Transactions related to convertible note conversions	—	—	13	—	(14)	—	(1)
Other adjustments	—	—	(5,016)	—	—	—	(5,016)
Balance at February 28, 2018	238,689	$24	$2,416,080	$1,619,688	$(2,525,072)	$(32,596)	$1,478,124
Net income	—	—	—	433,988	—	—	433,988
Other comprehensive loss, net of tax	—	—	—	—	—	(10,026)	(10,026)
Vest and exercise of share-based awards	1,970	—	2,075	—	—	—	2,075
Common stock repurchase	—	—	—	—	(412,845)	—	(412,845)
Share-based compensation expense	—	—	209,096	—	—	—	209,096
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	—	(131,895)	—	—	—	(131,895)
Re-issuance of treasury stock under employee stock purchase plan	—	—	32,629	—	23,201	—	55,830
Convertible note conversions	3,744	—	(10,835)	—	—	—	(10,835)
Exercises of convertible note hedges	—	—	274,745	—	(274,718)	—	27
Cumulative-effect adjustment from adoption of ASU 2016-01				393			393
Balance at February 28, 2019	244,403	$24	$2,791,895	$2,054,069	$(3,189,434)	$(42,622)	$1,613,932

Note: No preferred stock was issued or outstanding during the three fiscal years ended February 28, 2019.
____________

(1)	As adjusted to reflect the impact of the retrospective application of ASC 606. See NOTE 2—Summary of Significant Accounting Policies for detailed information on adoption of ASC 606.

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Years Ended
	February 28, 2019	February 28, 2018 (1)	February 28, 2017 (1)
Cash flows from operating activities:
Net income	$433,988	$261,851	$255,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,046	97,138	85,309
Amortization of debt discount and transaction costs	18,765	22,401	21,691
Repayments of convertible notes attributable to debt discount	(59,993)	—	—
Deferred income taxes	(18,693)	(18,695)	12,458
Share-based compensation expense	209,096	192,249	192,530
Net amortization of bond premium on debt securities available for sale	1,623	8,405	12,623
Other	5,986	(11,500)	946
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(188,980)	(154,119)	(119,102)
Other receivables	2,063	(4,019)	(14,010)
Prepaid expenses	(16,449)	(68,228)	(78,617)
Accounts payable and accrued expenses	54,061	161,834	71,038
Deferred revenue	463,782	432,182	348,534
Other	(1,513)	3,639	(5,073)
Net cash provided by operating activities	1,012,782	923,138	783,717
Cash flows from investing activities:
Purchase of investment in debt securities available for sale	(217,951)	(299,789)	(500,849)
Proceeds from maturities of investment in debt securities available for sale	402,844	426,074	457,710
Proceeds from sales of investment in debt securities available for sale	8,491	199,614	43,273
Proceeds from sales of strategic equity investments	1,300	14,204	—
Acquisition of businesses, net of cash acquired	(11,550)	(315,081)	(28,667)
Purchase of developed software and other intangible assets	(10,543)	(16,720)	(11,774)
Purchase of property and equipment	(61,266)	(84,967)	(69,123)
Other	(1,365)	(189)	(703)
Net cash provided by (used in) investing activities	109,960	(76,854)	(110,133)
Cash flows from financing activities:
Proceeds from exercise of common stock options	2,075	4,895	3,829
Proceeds from employee stock purchase program	62,062	50,097	18,852
Payments related to net settlement of share-based compensation awards	(131,895)	(89,506)	(66,529)
Purchase of treasury stock	(412,845)	(237,002)	(458,661)
Payments on other borrowings	(913)	(1,547)	(1,684)
Repayments of convertible notes attributable to principal	(438,410)	(36)	—
Net cash used in financing activities	(919,926)	(273,099)	(504,193)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(43,852)	60,139	(6,361)
Net increase in cash, cash equivalents and restricted cash	158,964	633,324	163,030
Cash, cash equivalents and restricted cash at beginning of year	1,724,132	1,090,808	927,778
Cash, cash equivalents and restricted cash at end of year	$1,883,096	$1,724,132	$1,090,808
Supplemental cash flow information:
Cash paid for interest	$1,656	$2,062	$2,080
Cash paid for income taxes	$103,158	$110,865	$56,655
Restricted cash included in cash, cash equivalents and restricted cash	$—	$4,236	$3,116
Non-cash investing and financing activities:
Fixed assets acquired under capital leases	$60	$332	$1,652
Accrued fixed and intangible asset purchases	$11,917	$8,027	$16,069

_________________

(1)	As adjusted to reflect the impact of the retrospective application of ASC 606. See NOTE 2—Summary of Significant Accounting Policies for detailed information on adoption of ASC 606.

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—Company and Merger Agreement
Red Hat, Inc., incorporated in Delaware, together with its subsidiaries (“Red Hat” or the “Company”) is a leading global provider of open source software solutions, using a community-powered approach to develop and offer reliable and high-performing operating system, virtualization, management, middleware, cloud and storage technologies.
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
Merger Agreement
On October 28, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with International Business Machines Corporation, a New York corporation (“IBM), and Socrates Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of IBM (“Sub”), pursuant to which, among other things, Sub will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of IBM (the “Merger”). The Board of Directors of the Company and the Board of Directors of IBM each approved the Merger and the Merger Agreement.
At the effective time of the Merger (the “Effective Time”), subject to the terms and conditions of the Merger Agreement, each share of common stock, par value $0.0001 per share, of the Company issued and outstanding immediately prior to the Effective Time (other than (i) canceled shares, (ii) dissenting shares, and (iii) subsidiary converted shares) shall be converted into the right to receive $190.00 in cash without interest. On December 12, 2018, the Company filed its definitive proxy statement on Schedule 14A (the “Proxy Statement”) with the Securities and Exchange Commission (“SEC”) for a special meeting of its stockholders to be held on January 16, 2019 in connection with the Merger. The Merger Agreement was adopted and approved by the Company’s stockholders at the January 16, 2019 special meeting of stockholders. The transaction is expected to close in the latter half of 2019, subject to certain conditions, including receipt of regulatory approvals. Until the closing, the Company will continue to operate as an independent company. The Company has incurred Merger-related costs of $33.7 million, which are included in General and administrative expenses in the Company’s Consolidated Statement of Operations for the fiscal year ended February 28, 2019.
Consummation of the Merger is subject to certain customary conditions, including, without limitation, (i) the receipt of approvals, or the expiration or termination of the applicable waiting periods, under certain antitrust laws (including the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) and clearance under Council Regulation 139/2004 of the European Union); and (ii) the absence of any temporary restraining order, preliminary or permanent injunction or other judgment or law issued by certain courts of competent jurisdiction or other governmental entity, in each case prohibiting consummation of the Merger, and no action or proceeding by a governmental entity before any court or certain other governmental entities of competent jurisdiction seeking to enjoin, restrain or otherwise prohibit consummation of the Merger. Each party’s obligation to consummate the Merger is subject to certain other customary conditions.
The Merger Agreement contains certain customary termination rights for the Company and IBM. Subject to certain limitations, the Merger Agreement may be terminated by either IBM or the Company if (i) the Merger is not consummated on or before October 28, 2019, which is subject to extension for two consecutive three month periods by either party if all conditions are satisfied other than receipt of regulatory approvals and absence of legal restraints and (ii) an order having the effect of making the Merger illegal or otherwise prohibiting consummation of the Merger becomes final and non-appealable.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The Company adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers, codified as Accounting Standards Codification Topic 606 (“ASC 606”), effective March 1, 2018, using the full retrospective transition method. All amounts and disclosures set forth in this Annual Report on Form 10-K have been updated to comply with the new standard and such information is designated “as adjusted.”
For additional discussion related to recent accounting pronouncements the Company has either recently adopted or is currently evaluating the impact from future adoption, see “Recent accounting pronouncements” in this note.
In addition to the adjustments resulting from application of ASC 606, certain other amounts for the fiscal years ended February 28, 2018 and February 28, 2017 have been reclassified to conform to the current year presentation.
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
2)    Identify the performance obligations in the contract. The Company’s performance obligations are identified based on the products and services that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract and consist of (i) subscription offerings, including non-proprietary open source software code delivered to the customer, software support subscriptions delivered to the customer, software support subscriptions embedded in partner products and learning subscriptions and (ii) training and services, including professional services sold at a fixed fee, professional services sold on a time-and-material-basis, training courses or units, and consulting units. In limited cases, the option to purchase additional subscription offerings or training and services may be offered at a price representing a material right. In such cases, the option to purchase is considered a distinct performance obligation.
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

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s contracts do not contain significant financing components. Specifically, the Company does not typically extend customer payment terms beyond a standard 30- to 60-day term and as a result the Company has elected the one-year-or-less safe harbor expedient and does not impute any interest.
The Company has elected to exclude all taxes from the transaction price (e.g., sales, use, value-added, etc). Revenue is recognized net of such taxes.
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
The Company recognizes revenue from the sale of Red Hat technologies ratably over the period of the subscription beginning on the commencement date of the subscription agreement. The Company has determined that the delivery of software code underlying the subscription is a distinct performance obligation as it is both capable of being distinct and is distinct within the context of a customer contract. The Company uses a non-proprietary open source development and licensing model to provide its software technologies to customers and therefore the amount of transaction price allocated to the underlying software code is negligible. The Company derives a portion of its revenue from CCSPs that provide public clouds with, and allow users to consume, computing resources as a service. The Company earns revenue based on subscription units consumed by the CCSP or its end users. The Company uses its historical cloud-usage data to estimate the amount of revenue earned and recognized each month and adjusts to actual amounts earned upon receipt of usage reports from the CCSPs in the following month. The differences between actual amounts earned and estimates made have generally been insignificant.
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

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

See NOTE 22—Segment Reporting for further information, including revenue by geographic area and significant product and service offerings.
Contract Balances
Timing of revenue recognition may differ from the timing of invoicing to customers. The Company records a receivable when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing. For multi-year arrangements, the Company will generally invoice customers upfront or annually at the beginning of each annual coverage period. See below for the accounting policy related to receivables and see NOTE 17—Deferred Revenue and Performance Obligations for further information on deferred revenue balances.
Deferred selling costs
Deferred commissions are the incremental costs that are directly associated with non-cancellable subscription contracts with customers and consist of sales commissions and certain related fringe benefits earned by the Company’s sales force. The commissions are deferred and amortized on a straight-line basis over a period that approximates the subscription period. In determining the period that approximates the subscription period, the Company utilizes a portfolio approach that allows for the analysis of customer contracts with similar characteristics. The Company has determined that the effects on the financial statements of the portfolio approach would not differ materially from an individual customer contract analysis approach. The commission payments are paid in full subsequent to the month in which the customer’s service commences. The deferred commission amounts are recoverable through the future revenue streams under the non-cancellable customer contracts. In addition, the Company has the ability and intent under the commission plans with its sales force to recover commissions previously paid to its sales force in the event that customers breach the terms of their subscription agreements and do not fully pay for their subscription agreements. See NOTE 8—Deferred Selling Costs for further information on deferred commissions and the related amortization of deferred commissions.
Goodwill and other long-lived assets
Goodwill
The Company evaluates goodwill for impairment during the fourth quarter of its fiscal year or more frequently if events or changes in circumstances indicate that an impairment to goodwill may have occurred. For fiscal years ended February 28, 2019, February 28, 2018 and February 28, 2017, the Company applied its test for goodwill impairment as permitted by Accounting Standards Update 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”), which allows the Company to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying value. The outcome of these qualitative tests determines whether it is necessary to proceed with a quantitative impairment assessment.
After considering such qualitative factors as macroeconomic conditions, actual or anticipated changes to cost factors (for example, selling and delivery), overall financial performance and other Company-specific factors, such as potential changes in strategy, the Company determined that it was not more likely than not that any impairment to goodwill had occurred during the fiscal years ended February 28, 2019, February 28, 2018 and February 28, 2017.
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
Cash, cash equivalents and restricted cash
The Company considers highly liquid investments purchased with a maturity period of three months or less at the date of purchase to be cash equivalents. The Company had no restricted cash at February 28, 2019 and restricted cash totaled $4.2 million at February 28, 2018, which was restricted as part of collateral for certain office facilities. Restricted cash is included with Cash, cash equivalents and restricted cash in the Company’s Consolidated Balance Sheets.

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
Unrealized gains and temporary losses on investments classified as available for sale are included within accumulated other comprehensive income, net of any related tax effect. Realized gains and losses are recorded using the specific identification method and upon realization, such amounts are reclassified from accumulated other comprehensive income to Other (expense) income, net. Realized gains and losses and other than temporary impairments, if any, are reflected in the Company’s Consolidated Statements of Operations as Other (expense) income, net. The Company does not recognize changes in the fair value of its investments in income unless a decline in value is considered other than temporary. The vast majority of the Company’s investments are priced by pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, the Company assesses other factors to determine the security’s market value, including broker quotes or model valuations. Independent price verifications of all holdings are performed by pricing vendors that are then reviewed by the Company. In the event a price fails a pre-established tolerance check, it is researched so that the Company can assess the cause of the variance to determine what the Company believes is the appropriate fair value. See NOTE 21—Assets and Liabilities Measured at Fair Value on a Recurring Basis for further discussion on fair value measurements.
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

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Internal use software
The Company capitalizes costs related to the development of internal use software for its website, enterprise resource planning system and systems management applications. The Company amortizes the costs of computer software developed for internal use on a straight-line basis over an estimated useful life of five years. The carrying value of internal use software is included in property and equipment in the Company’s Consolidated Balance Sheets.
Capitalized software costs
Capitalization of software development costs for products to be sold to third parties begins upon the establishment of technological feasibility and ceases when the product is available for general release. As a result of the Company’s practice of frequently releasing source code that it has developed on an on-going basis for unrestricted download on the Internet, there is generally no passage of time between achievement of technological feasibility and the availability of the Company’s product for general release. Therefore, at February 28, 2019 and February 28, 2018, the Company had no internally developed capitalized software costs for products to be sold to third parties.
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
Share-based compensation
The Company measures share-based compensation cost as of the grant date, based on the estimated fair value of the award and recognizes the cost over the employee requisite service period typically on a straight-line basis. The Company estimates the fair value of stock options using the Black-Scholes-Merton valuation model. The fair value of nonvested share awards, nonvested share units and performance share units (“PSUs”) are measured at their underlying closing share price on the date of grant. The Company’s share-based compensation is described further in NOTE 19—Share-based Awards.
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
Advertising expense totaled $127.0 million, $111.5 million and $95.7 million for the fiscal years ended February 28, 2019, February 28, 2018 and February 28, 2017, respectively.
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
With respect to foreign earnings, it has been the Company’s policy to invest the earnings of foreign subsidiaries indefinitely outside the U.S. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. This new law includes a provision that imposes a transition tax on foreign earnings whether or not such earnings are repatriated to the U.S. In light of this new tax, the Company no longer considers earnings from certain foreign subsidiaries to be indefinitely reinvested, but has maintained an indefinite reinvestment assertion for the earnings in the majority of its foreign jurisdictions.
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
Foreign currency translation
The Euro has been determined to be the primary functional currency for the Company’s European operations, and local currencies have been determined to be the functional currencies for the Company’s Asia Pacific and Latin American operations. Foreign exchange gains and losses, which result from the process of remeasuring foreign currency transactions into the appropriate functional currency, are included in Other (expense) income, net in the Company’s Consolidated Statements of Operations.
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

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

With respect to the Company’s 0.25% convertible senior notes due October 2019 (the “convertible notes”), the Company has the option to pay cash or deliver, as the case may be, either cash, shares of its common stock or a combination of cash and shares of its common stock for the aggregate amount due upon conversion of the convertible notes. The Company’s intent is to settle the principal amount of the convertible notes in cash upon conversion. As a result, upon conversion of the convertible notes, only the amounts payable in excess of the principal amounts of the notes are considered in diluted earnings per share under the treasury stock method. See NOTE 12—Convertible Notes for detailed information on the convertible notes.
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
The Company has offices in more than 105 locations around the world. The Company manages its international business on an Americas-wide, EMEA-wide and Asia Pacific-wide basis. See NOTE 22—Segment Reporting for further discussion.
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
Select adjusted financial statement information, which reflects the Company’s adoption of ASC 606, is set forth below.
Consolidated balance sheets (in thousands):

	February 28, 2018
	As Reported	Adjustments	As Adjusted
Prepaid expenses	$260,092	$7,105	$267,197
Deferred tax assets, net	$93,300	$(694)	$92,606
Other assets, net	$87,924	$1,536	$89,460
Accounts payable and accrued expenses	$427,086	$53	$427,139
Retained earnings	$1,611,794	$7,894	$1,619,688
Consolidated statements of operations (in thousands, except per share amounts):

	Fiscal Years Ended
	February 28, 2018			February 28, 2017
	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
Operating expense:
Sales and marketing	$1,198,576	$(3,290)	$1,195,286	1,036,021	(1,830)	$1,034,191
Net income	$258,803	$3,048	$261,851	253,703	1,687	$255,390
Net income per share:
Basic	$1.46	$0.02	$1.48	1.41	0.01	$1.42
Diluted	$1.40	$0.02	$1.42	1.39	0.01	$1.40

The Company’s adoption of ASC 606 had no impact on net cash provided by or used in operating, investing or financing activities for any of the periods reported.
Accounting pronouncements being evaluated
In August 2018, the FASB issued Accounting Standards Update 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) (“ASU 2018-15”). The FASB issued ASU 2018-15 to align the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license. The guidance is effective for the Company as of the first quarter of its fiscal year ending February 29, 2020, with early adoption permitted. The Company expects to early adopt this updated standard effective March 1, 2019, but does not believe this update will have a significant impact on its consolidated financial statements.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The FASB issued ASU 2016-02 to increase transparency and comparability among organizations with respect to accounting for leases. Under ASU 2016-02, lessees will recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. This guidance is effective for the Company as of the first quarter of its fiscal year ending February 29, 2020. Along with ASU 2016-02, the Company is also evaluating Accounting Standards Update 2018-10, Codification Improvements to Topic 842 Leases (“ASU 2018-10”), Accounting Standards Update 2018-11, Targeted Improvements to Topic 842 Leases (“ASU 2018-11”) and Accounting Standards update 2018-20, Leases (Topic 842) Narrow-Scope Improvements for Lessors (“ASU 2018-20”). The Company expects to adopt the transition method, which will not require adjustments to comparative periods nor require modified disclosures in those comparative periods. Upon adoption, the Company expects to elect the transition package of practical expedients permitted within the new standard, which among other things, allows the carryforward of the historical lease classification. Further, upon implementation of the new guidance, the Company intends to elect the practical expedients to combine lease and non-lease components for all asset classes, to not recognize right-of-use assets and lease liabilities for short-term leases for all asset classes and to use hindsight in determining the lease term and assessing impairment of right-of-use assets.

The Company has substantially completed its assessment of the potential impact of ASU 2016-02, ASU 2018-10, ASU 2018-11 and ASU 2018-20, codified as Accounting Standards Codification Topic 842 (“ASC 842”), including for example, changes to and investments in the Company’s policies, processes, systems and internal controls over financial reporting that are required to comply with the new guidance related to identifying and measuring right-of-use assets and lease liabilities. At February 28, 2019, the Company’s undiscounted operating lease commitments were approximately $286.1 million, which is expected to approximate the March 1, 2019, balance of operating lease liabilities, which will be discounted by the Company’s incremental borrowing rate. The Company continues to evaluate all impacts that ASC 842 will have on its consolidated financial statements, including new disclosures that will be added to the Notes to the Consolidated Financial Statements beginning in the first quarter of fiscal year ended February 29, 2020.
NOTE 3—Accounts Receivable
Accounts receivable are presented net of an allowance for doubtful accounts. Activity in the Company’s allowance for doubtful accounts is presented in the following table (in thousands):

Fiscal year ended	Balance at beginning of period	(Recovery of) charged to expense	Adjustments (1)	Balance at end of period
February 28, 2017	$2,798	(140)	133	$2,791
February 28, 2018	$2,791	172	(796)	$2,167
February 28, 2019	$2,167	3,247	(853)	$4,561
____________

(1)	Represents foreign currency translation adjustments and amounts written-off as uncollectible accounts receivable.
Included in accounts receivable, net of allowance for doubtful accounts, are unbilled receivables of $40.2 million and $25.8 million as of February 28, 2019 and February 28, 2018, respectively.
As of February 28, 2019, the Company had one customer whose accounts receivable balance individually represented 10% of total accounts receivable. As of February 28, 2018, no individual customer accounted for 10% or more of the Company’s accounts receivable.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—Prepaid Expenses
Prepaid expenses were comprised of the following (in thousands):

	February 28, 2019	February 28, 2018 (1)
Deferred commissions	$201,971	$188,944
Professional services	30,359	32,309
Taxes	12,296	15,969
Insurance	4,286	3,910
Other	33,595	26,065
Total prepaid expenses	$282,507	$267,197

____________

(1)	As adjusted to reflect the impact of the retrospective application of ASC 606. See NOTE 2—Summary of Significant Accounting Policies for detailed information on adoption of ASC 606.
See NOTE 8—Deferred Selling Costs for additional information about deferred commissions.
NOTE 5—Property and Equipment
The Company’s property and equipment is recorded at cost and consisted of the following (in thousands):

	Estimated Useful Life (Years)	February 28, 2019	February 28, 2018
Computer and other equipment	3-5	$196,618	$171,745
Software, including software developed for internal use	5	98,579	94,123
Furniture and fixtures	7	41,197	39,934
Leasehold improvements	up to 15	174,566	167,623
Property and equipment—in progress	—	4,441	2,109
Property and equipment		515,401	475,534
Less: accumulated depreciation		(316,432)	(269,429)
Property and equipment, net		$198,969	$206,105

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

	Fiscal Years Ended
	February 28, 2019	February 28, 2018	February 28, 2017
Total depreciation expense	$67,897	$64,317	$54,077

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—Identifiable Intangible Assets
Identifiable intangible assets consist primarily of trademarks, copyrights and patents, purchased technologies, customer and reseller relationships and covenants not to compete, all of which are amortized over the estimated useful life, generally on a straight-line basis, with the exception of customer and reseller relationships, which are generally amortized over the greater of straight-line over the estimated useful life or the related asset’s pattern of economic benefit. Useful lives range from two years to 10 years. As of February 28, 2019 and February 28, 2018, trademarks with an indefinite estimated useful life totaled $11.4 million and $12.0 million, respectively. The following is a summary of identifiable intangible assets (in thousands):

	February 28, 2019			February 28, 2018
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$176,704	$(82,967)	$93,737	$167,005	$(70,749)	$96,256
Purchased technologies	219,196	(113,617)	105,579	208,096	(93,748)	114,348
Customer and reseller relationships	105,737	(100,947)	4,790	106,076	(95,558)	10,518
Covenants not to compete	15,787	(14,728)	1,059	15,861	(14,324)	1,537
Other intangible assets	8,833	(7,915)	918	8,833	(6,539)	2,294
Total identifiable intangible assets	$526,257	$(320,174)	$206,083	$505,871	$(280,918)	$224,953
The following is a summary of the change in identifiable intangible assets (in thousands):

Balance at February 28, 2018	$224,953
Purchase of identifiable intangible assets from Noobaa, primarily developed technologies	9,250
Purchase of developed software and other intangible assets	10,484
Amortization expense	(41,149)
Impact of foreign currency fluctuations and other adjustments	2,545
Balance at February 28, 2019	$206,083

Amortization expense associated with identifiable intangible assets recognized in the Company’s Consolidated Financial Statements is summarized as follows (in thousands):

	Fiscal Years Ended
	February 28, 2019	February 28, 2018	February 28, 2017
Cost of revenue	$25,872	$18,082	$16,938
Sales and marketing	5,549	6,195	7,078
Research and development	138	138	138
General and administrative	9,590	8,407	7,078
Total amortization expense	$41,149	$32,822	$31,232

As of February 28, 2019, future amortization expense on existing intangibles is as follows (in thousands):

Fiscal Year	Amortization Expense of Intangible Assets
2020	$39,320
2021	32,386
2022	28,300
2023	28,234
2024	26,323
Thereafter	40,114
Total amortization expense	$194,677

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—Other Assets, Net
Other assets, net were comprised of the following (in thousands):

	February 28, 2019	February 28, 2018 (1)
Deferred commissions, non-current	$47,849	$48,653
Cost-basis investments	11,856	12,099
Prepaid expenses, non-current	11,330	18,429
Security deposits and other	10,613	10,279
Other assets, net	$81,648	$89,460

____________

(1)	As adjusted to reflect the impact of the retrospective application of ASC 606. See NOTE 2—Summary of Significant Accounting Policies for detailed information on adoption of ASC 606.
The Company reviews its non-marketable cost-basis investments in equity securities for any changes in fair value based on prices recently paid for shares in that company, as well as changes in market conditions. The carrying values are not necessarily representative of the amounts that the Company could realize in a current transaction. The Company recognized losses of $0.7 million, $1.4 million and $2.0 million on certain cost-basis investments during the fiscal years ended February 28, 2019, February 28, 2018 and February 28, 2017, respectively. The Company realized gains of $1.3 million and $13.4 million on the sale of certain strategic equity investments, which are included in Other (expense) income, net in the Consolidated Statements of Operations and are included in Other adjustments to reconcile net income to net cash provided by operating activities in the Consolidated Statements of Cash Flows, during the fiscal years ended February 28, 2019 and February 28, 2018, respectively.
See NOTE 8—Deferred Selling Costs for additional information about deferred commissions.
NOTE 8—Deferred Selling Costs
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

	February 28, 2019	February 28, 2018 (1)
Deferred commissions, current	$201,971	$188,944
Deferred commissions, non-current	47,849	48,653
Total deferred commissions	$249,820	$237,597
____________

(1)	As adjusted to reflect the impact of the retrospective application of ASC 606. See NOTE 2—Summary of Significant Accounting Policies for detailed information on adoption of ASC 606.
Amortization of deferred commissions is included in Sales and marketing expense in the Company’s Consolidated Statements of Operations. Amortization expense related to deferred commissions totaled $235.5 million, $181.4 million and $152.9 million for the fiscal years ended February 28, 2019, February 28, 2018 and February 28, 2017, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9— Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses were comprised of the following (in thousands):

	February 28, 2019	February 28, 2018 (1)
Accounts payable	$74,530	$56,419
Accrued wages and other compensation-related expenses	276,864	240,898
Accrued other trade payables	81,433	70,479
Accrued income and other taxes payable	57,337	58,511
Accrued other	1,095	832
Total accounts payable and accrued expenses	$491,259	$427,139

____________

(1)	As adjusted to reflect the impact of the retrospective application of ASC 606. See NOTE 2—Summary of Significant Accounting Policies for detailed information on adoption of ASC 606.
NOTE 10—Derivative Instruments
Fair value hedges
The Company transacts business in various foreign countries and is, therefore, subject to risk of foreign currency exchange rate fluctuations. From time to time, the Company enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. All derivative instruments are recognized in the Consolidated Balance Sheets at their respective fair values. The Company has elected not to prepare and maintain the documentation required to qualify for hedge accounting treatment and, therefore, changes in fair value are recognized in the Consolidated Statements of Operations.
Net investment hedge
During the fourth quarter of the fiscal year ended February 28, 2018, the Company executed and settled with a third-party financial institution a forward contract to exchange €332.7 million for $391.9 million. The forward contract was designated a net investment hedge with the intent to mitigate the impact of foreign currency fluctuations between the Euro and the U.S. dollar on certain earnings from two of the Company’s Euro-based foreign subsidiaries. These earnings were repatriated during the fourth quarter of the fiscal year ended February 28, 2018 in response to the Tax Act. As a result of designating the forward contract a net investment hedge, the before-tax cost to settle the forward contract of $23.5 million was recognized as a charge included in Other comprehensive income—change in foreign currency translation adjustment.
Financial statement effects
See NOTE 21—Assets and Liabilities Measured at Fair Value on a Recurring Basis for information regarding the fair value hierarchy of derivative instruments.
The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows (in thousands):

				Fiscal Year Ended February 28, 2019
	February 28, 2019			Classification of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
	Balance Sheet Classification	Fair Value	Notional Value
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$24	$10,313	Other (expense) income, net	$1,357
Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	(245)	65,334	Other (expense) income, net	(2,507)
Total		$(221)	$75,647		$(1,150)

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

				Fiscal Year Ended February 28, 2018
	February 28, 2018			Classification of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
	Balance Sheet Classification	Fair Value	Notional Value
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$298	$29,043	Other (expense) income, net	$2,658
Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	(312)	33,265	Other (expense) income, net	(2,360)
Total		$(14)	$62,308		$298

NOTE 11—Income Taxes
Tax Reform
U.S. GAAP requires companies to recognize the effect of tax law changes in the period of enactment.
On August 21, 2018, the Internal Revenue Service issued Notice 2018–68 providing guidance regarding amendments to Section 162(m) of the Internal Revenue Code contained in the Tax Act (“IRS Guidance”), which limit tax deductions for compensation granted to certain executives. As a result of this guidance, our provision for income taxes for the fiscal year ended February 28, 2019 includes the impact of this tax deduction limitation.
In December 2017, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC Topic 740—Income Taxes (“ASC 740”). The Company has completed its analysis within fiscal 2019 consistent with the guidance provided in SAB 118 and the Company recognized additional tax expense of $18.0 million in its second fiscal quarter resulting from the IRS Guidance discussed above.
On December 22, 2017, the Tax Act was enacted into law. This law included significant changes to the U.S. corporate income tax system, including a permanent reduction in the corporate income tax rate from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, elimination of the domestic production activities deduction and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system.
For the fiscal year ended February 28, 2018, the Company recognized a one-time tax charge related to the Tax Act of $122.7 million comprised of (i) income tax expense of $21.8 million due to the re-measurement of net deferred tax assets; (ii) income tax expense of $96.4 million related to the accrual of the transition tax; (iii) income tax expense of $1.8 million related to the accrual of withholding and other taxes due on future repatriation of cash; and (iv) income tax expense of $2.7 million related to re-measurement of interest and federal tax benefits on state positions related to the Company’s uncertain tax positions.
Components of income tax expense
The U.S. and foreign components of the Company’s income before provision for income taxes consisted of the following (in thousands):

	Fiscal Years Ended
	February 28, 2019	February 28, 2018 (1)	February 28, 2017 (1)
U.S.	$296,836	$277,020	$187,707
Foreign	221,219	200,971	134,303
Income before provision for income taxes	$518,055	$477,991	$322,010

____________

(1)	As adjusted to reflect the impact of the retrospective application of ASC 606. See NOTE 2—Summary of Significant Accounting Policies for detailed information on adoption of ASC 606.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the Company’s provision for income taxes consisted of the following (in thousands):

	Fiscal Years Ended
	February 28, 2019	February 28, 2018 (1)	February 28, 2017 (1)
Current:
Foreign	$61,143	$51,756	$35,803
Federal	33,011	147,426	16,857
State	12,180	8,376	1,502
Current tax expense	106,334	207,558	54,162
Deferred:
Foreign	(10,737)	(3,783)	(4,854)
Federal	(7,957)	13,931	17,843
State	(3,573)	(1,566)	(531)
Deferred tax (benefit) expense	(22,267)	8,582	12,458
Provision for income taxes	$84,067	$216,140	$66,620

____________

(1)	As adjusted to reflect the impact of the retrospective application of ASC 606. See NOTE 2—Summary of Significant Accounting Policies for detailed information on adoption of ASC 606.
Statutory rate reconciliation
Taxes computed at the statutory federal income tax rates are reconciled to the provision for income taxes as follows (in thousands):

	Fiscal Years Ended
	February 28, 2019		February 28, 2018 (1)		February 28, 2017 (1)
Provision at federal statutory rate	$108,791	21.0%	$156,145	32.7%	$112,706	35.0%
State tax, net of federal tax benefit (2)	6,962	1.3%	4,020	0.8%	520	0.2%
Foreign rate differential	24,781	4.8%	(1,375)	(0.3)%	(11,795)	(3.7)%
Share-based compensation (3)	(13,642)	(2.6)%	(22,218)	(4.6)%	(12,749)	(3.9)%
Research tax credit	(17,609)	(3.4)%	(12,742)	(2.7)%	(9,532)	(3.0)%
Foreign tax credit	(23,021)	(4.4)%	(16,550)	(3.5)%	(8,930)	(2.8)%
Domestic production activities deduction	—	—%	(11,598)	(2.4)%	(4,601)	(1.4)%
Acquisition related costs	7,111	1.4%	427	0.1%	1,500	0.5%
Global intangible low-taxed income	7,050	1.4%	—	—%	—	—%
Foreign-derived intangible income	(29,397)	(5.8)%	—	—%	—	—%
Deferred tax asset adjustments (4)	8,811	1.7%	21,795	4.6%	—	—%
Transition tax on foreign earnings (4)	—	—%	96,375	20.1%	—	—%
Other (5)	4,230	0.8%	1,861	0.4%	(499)	(0.2)%
Provision for income taxes	$84,067	16.2%	$216,140	45.2%	$66,620	20.7%
____________

(1)	As adjusted to reflect the impact of the retrospective application of ASC 606. See NOTE 2—Summary of Significant Accounting Policies for detailed information on adoption of ASC 606.

(2)	State tax, net of federal tax benefit in the fiscal year ended February 28, 2019 includes $2.4 million of one-time charges resulting from the enactment of the Tax Act.

(3)	Share-based compensation for the fiscal year ended February 28, 2019 includes $6.4 million of one-time charges resulting from the enactment of the Tax Act.

(4)
Deferred tax asset adjustments are a result of the Tax Act’s reduction in the U.S. corporate tax rate from 35% to 21% and the write-off of deferred tax assets associated with the non-deductibility of certain share-based compensation. Transition tax on foreign earnings is a mandatory one-time charge imposed by the Tax Act on accumulated earnings of foreign subsidiaries.

(5)
Other for the fiscal years ended February 28, 2019 and February 28, 2018 includes $0.4 million and $4.5 million, respectively, of withholding tax and other one-time charges resulting from the enactment of the Tax Act.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred taxes
Significant components of the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	February 28, 2019	February 28, 2018 (1)
Deferred tax assets:
Foreign net operating loss carryforwards	$7,276	$6,031
Domestic net operating loss carryforwards	7,737	14,736
Domestic credit carryforwards	21,464	14,963
Foreign credit carryforwards	4,873	4,522
Share-based compensation	24,526	32,086
Deferred revenue	97,128	83,427
Other	19,959	14,614
Total deferred tax assets	182,963	170,379
Valuation allowance for deferred tax assets	(3,342)	(4,228)
Total deferred tax assets, net of valuation allowance	179,621	166,151
Deferred tax liabilities:
Goodwill	9,609	8,158
Property and equipment	10,744	15,811
Identifiable intangible assets	32,501	29,339
Compensation accruals	14,653	21,008
Other	2,262	4,204
Total deferred tax liabilities	69,769	78,520
Net deferred tax asset (2)	$109,852	$87,631
____________

(1)	As adjusted to reflect the impact of the retrospective application of ASC 606. See NOTE 2—Summary of Significant Accounting Policies for detailed information on adoption of ASC 606.

(2)
Net deferred tax asset is reported in the Company’s Consolidated Balance Sheets as of February 28, 2019 and February 28, 2018 as Deferred tax assets, net of $112.6 million and $92.6 million, respectively, and deferred tax liabilities included in Other long-term obligations of $2.7 million and $5.0 million, respectively.

The Company maintains a valuation allowance against its deferred tax assets with respect to certain foreign and state NOL and credit carryforwards that the Company does not believe will ultimately be realized. For the fiscal year ended February 28, 2019, the valuation allowance decreased by $0.9 million primarily as a result of re-measuring certain components of the valuation allowance where the realizability is now considered more likely than not.
As of February 28, 2019, the Company had U.S. federal NOL carryforwards of $22.1 million, foreign NOL carryforwards of $30.2 million and U.S. state NOL carryforwards of $48.3 million. The NOL carryforwards expire in varying amounts beginning in the fiscal year ending February 29, 2020. As of February 28, 2019, the Company had U.S. federal research tax credit carryforwards of $0.7 million, state research tax credit carryforwards of $17.8 million and foreign credit carryforwards of $4.7 million, which expire in varying amounts beginning in the fiscal year ending February 29, 2020. As of February 28, 2019, the Company had U.S. foreign tax credits carryforwards of $3.0 million, which expire in varying amounts beginning in the fiscal year ending February 28, 2029.
As of February 28, 2019, cumulative undistributed earnings of non-U.S. subsidiaries totaled $397.5 million, of which $86.6 million is considered indefinitely reinvested. As a result of the Tax Act, the Company no longer considers earnings from certain foreign subsidiaries to be indefinitely reinvested, but has maintained an indefinite reinvestment assertion for the earnings in the majority of its foreign jurisdictions.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unrecognized tax benefits
The following table reconciles unrecognized tax benefits (in thousands):

	February 28, 2019	February 28, 2018	February 28, 2017
Balance at beginning of year	$90,801	$76,902	$74,886
Additions based on tax positions related to prior years	7,728	11,951	2,142
Additions based on tax positions related to the current year	7,465	7,628	4,893
Additions (reductions) related to changes in facts and circumstances	55	(2,458)	(2,271)
Reductions related to lapse of the statute of limitations	(45)	(2,575)	(2,748)
Reductions related to settlements with tax authorities	(5,467)	(647)	—
Balance at end of year	$100,537	$90,801	$76,902

The Company’s unrecognized tax benefits as of February 28, 2019 and February 28, 2018, which, if recognized, would affect the Company’s effective tax rate, were $89.0 million and $80.4 million, respectively.
It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as income tax expense. Uncertain tax position interest and penalties recognized in the Consolidated Statements of Operations totaled $5.2 million, $0.5 million and $2.5 million for the fiscal years ended February 28, 2019, February 28, 2018 and February 28, 2017, respectively. Uncertain tax position accrued interest and accrued penalties recognized in the Consolidated Balance Sheets totaled $18.9 million and $13.7 million as of February 28, 2019 and February 28, 2018, respectively. Cumulative translation adjustments included in uncertain tax positions totaled a loss of $1.7 million and income of $0.7 million as of February 28, 2019 and February 28, 2018, respectively.
As of February 28, 2019, it is reasonably possible that the total unrecognized tax benefits may be reduced by up to $3.4 million within the next 12 months primarily as a result of settlements with tax authorities, and statutes of limitations expirations in various tax jurisdictions, $0.3 million of which would affect the Company’s effective tax rate.
The Company is subject to taxation in the U.S. and various other state and foreign jurisdictions. The material jurisdictions in which the Company is subject to potential examination include India, Ireland and the U.S., where the Company is no longer subject to examination prior to fiscal years ended February 28, 2006, February 29, 2012 and February 29, 2000, respectively. The Company is currently under examination in India, the United Kingdom, Germany, China and the U.S. The Company believes it has adequately provided for any reasonably foreseeable outcomes related to tax audits.
NOTE 12—Convertible Notes
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

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the fiscal quarters ended August 31, 2017 through February 28, 2019, the Company’s common stock traded at a price exceeding 130% of the conversion price of the convertible notes. Accordingly, the convertible notes remained convertible at the holders’ option until March 29, 2019. Effective April 1, 2019, holders may convert their convertible notes at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the convertible notes.
During the three months and fiscal year ended February 28, 2019, the Company settled notices of conversion with respect to $223.3 million and $498.4 million aggregate principal amount of the convertible notes, respectively, and elected to settle such conversions by paying cash for the principal amount and issuing 1,753,478 and 3,743,785 shares of common stock for the excess conversion value, respectively. During the three months and fiscal year ended February 28, 2019, the Company recognized a loss on settled conversions of $0.5 million and $2.2 million, respectively. The Company expects to settle conversions of $116.2 million in principal amount of the convertible notes in the first quarter of the fiscal year ending February 29, 2020 by paying cash for the principal amount and issuing shares of common stock for the excess conversion value. The Company continues to receive conversion requests and as of April 22, 2019, such incremental requests totaled $3.5 million in principal amount of the convertible notes, of which $3.0 million is scheduled to settle on June 3, 2019, and the remainder at the maturity date of the convertible notes. The aggregate principal amount of the convertible notes remaining is expected to be $186.9 million after the expected conversion settlements as discussed above and the incremental conversion requests received as of April 22, 2019.
Based on the closing price of the Company’s common stock of $182.60 on the last trading day of the fourth quarter of the fiscal year ended February 28, 2019, the if-converted value of the convertible notes as of February 28, 2019 exceeded their principal amount by approximately $456.0 million.
The Company continues to classify the net carrying amount of the convertible notes as a long-term liability, except for $69.8 million, classified as current and expected to be cash-settled within the next fiscal quarter. The equity component of the convertible notes continues to be classified as additional paid-in capital as of February 28, 2019 because the Company had the option to settle the principal amount in shares.
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

	February 28, 2019	February 28, 2018
Liability component:
Principal	$306,552	$804,966
Less: debt issuance costs	(595)	(4,695)
Less: debt discount	(4,590)	(32,271)
Net carrying amount	$301,367	$768,000
Equity component (1)	$36,897	$96,890
________________
(1) Recognized in the Consolidated Balance Sheets in Additional paid-in capital.

The following table includes total interest expense recognized related to the convertible notes (in thousands):

	Fiscal Years Ended
	February 28, 2019	February 28, 2018	February 28, 2017
Coupon rate 0.25% per year, payable semiannually	$1,041	$2,012	$2,012
Amortization of convertible note issuance costs — liability component	4,100	2,747	2,587
Accretion of debt discount	14,665	19,654	19,104
Total interest expense related to convertible notes	$19,806	$24,413	$23,703

The fair value of the convertible notes, which was determined based on inputs that are observable in the market (Level 2), and the carrying value of convertible notes (the carrying value excludes the equity component of the convertible notes classified in equity) is as follows (in thousands):

	February 28, 2019
	Fair Value	Carrying Value
Convertible notes	$301,803	$301,367

Convertible note hedge and warrant transactions
On October 1, 2014, the Company entered into convertible note hedge transactions and warrant transactions with certain of the initial purchasers of the convertible notes or their respective affiliates. In connection with the conversions of the convertible notes that settled in the fiscal year ended February 28, 2019, the Company exercised a portion of the options that are part of the convertible note hedge transactions for 3,742,257 shares of the Company’s common stock.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The convertible note hedge transactions are expected to offset, to the extent the Company’s common stock per share price does not exceed $101.65 strike price of the warrants, which is subject to adjustments upon the occurrence of certain events, the potential dilution with respect to shares of the Company’s common stock upon any conversion of the convertible notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted notes, as the case may be. To partially offset the $148.0 million cost of the convertible note hedge transactions, the Company issued warrants and received proceeds of $79.8 million. The number of shares of the Company’s common stock underlying the warrants total 10,965,630, the number of shares originally underlying the convertible notes and the convertible note hedge transactions. The combination of the convertible note hedge transactions and the warrant transactions effectively increases the initial conversion price of the convertible notes from $73.41 per share to $101.65 per share. As a result, the warrant transactions will have a dilutive effect with respect to the Company’s common stock to the extent that the market price per share of the Company’s common stock, as measured under the terms of the warrant transactions, exceeds the $101.65 strike price of the warrants. For the fiscal years ended February 28, 2019 and February 28, 2018, the warrants were included in the computation of diluted shares outstanding because the warrants’ exercise price was less than the average market price of the Company’s common stock during the related period. However, subject to certain conditions, the Company may elect to settle all of the warrants in cash.
NOTE 13—Other Long-Term Obligations
Other long-term obligations were comprised of the following (in thousands):

	February 28, 2019	February 28, 2018
Accrued income taxes	$179,858	$183,253
Deferred rent credits	13,846	14,427
Net deferred tax liability, non-current	2,715	4,976
Other	2,606	2,559
Total other long-term obligations	$199,025	$205,215

NOTE 14—Commitments and Contingencies
Operating leases
As of February 28, 2019, the Company leased office space and certain equipment under various non-cancellable operating leases. Future minimum lease payments required under the operating leases at February 28, 2019 are as follows (in thousands):

Fiscal Year	Operating Leases
2020	$60,722
2021	51,060
2022	41,173
2023	32,016
2024	27,479
Thereafter	79,530
Total minimum lease payments	$291,980

Rent expense under operating leases is provided in the following table (in thousands):

	Fiscal Years Ended
	February 28, 2019	February 28, 2018	February 28, 2017
Total operating lease expense	$56,335	$51,099	$44,228

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
It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company’s obligations and the facts and circumstances involved in each particular agreement. The Company does not record a liability for claims related to indemnification unless the Company concludes that the likelihood of a material claim is probable and estimable. Payments pursuant to these indemnification claims during the fiscal years ended February 28, 2019, February 28, 2018 and February 28, 2017 were, in the aggregate, immaterial.
NOTE 15—Legal Proceedings
The Company experiences routine litigation in the normal course of its business, including patent litigation. The Company presently believes that the outcome of this routine litigation will not have a material adverse effect on its financial position, results of operations or cash flows.
In addition, three putative class action complaints were filed against Red Hat and its Board of Directors relating to the Merger with IBM. The Company received the following complaints, each filed in the United States District Court for the District of Delaware: Charles Orgel, individually and on behalf of all others similarly situated v. Red Hat, Inc., et al. (filed December 18, 2018), Michael Kent, individually and on behalf of all others similarly situated v. Red Hat, Inc., et al. (filed December 19, 2018) and Christopher Nunn Bishop, individually and on behalf of all others similarly situated v. Red Hat, Inc., et al. (filed December 21, 2018) (together, the “Actions”). The complaints in the Actions alleged that the Proxy Statement that was filed with the SEC on December 12, 2018 omitted purportedly material information in violation of Sections 14(a) and 20(a) of the Securities Exchange Act, rendering the Proxy Statement false and misleading.
On January 4, 2019, the parties reached an agreement whereby the Actions were dismissed as moot in exchange for supplemental disclosures filed by the Company. Those supplemental disclosures were filed by the Company as definitive additional proxy soliciting material on Schedule 14A with the SEC on January 4, 2019. The Actions were dismissed on January 8, 2019 and January 9, 2019. Plaintiffs in the Actions have reserved the right to seek an award of attorneys’ fees for causing the filing of the supplemental disclosures.
NOTE 16—Stockholders’ Equity
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
The Company repurchased 2,786,879 shares, 2,318,584 shares and 6,192,382 shares of its common stock during the fiscal years ended February 28, 2019, February 28, 2018 and February 28, 2017, respectively, at an aggregate cost of $412.8 million, $237.0 million and $458.7 million, respectively, in accordance with the share repurchase programs described below. These amounts are recognized in Treasury stock in the Company’s Consolidated Balance Sheets.
Preferred stock
At February 28, 2019, the Company has authorized 5,000,000 shares of preferred stock with a par value of $0.0001 per share. No shares of preferred stock were outstanding as of February 28, 2019 or February 28, 2018.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
From its commencement on July 1, 2018 through February 28, 2019, the Company repurchased 1,838,241 shares of its common stock at an aggregate cost of $262.8 million under this repurchase program.
As of February 28, 2019, the amount available under this program for the repurchase of the Company’s common stock was $737.2 million, which remains unchanged from November 30, 2018. Pursuant to the Merger Agreement, the Company does not anticipate additional repurchases of the Company’s common stock prior to the consummation of the Merger with IBM.
Accumulated other comprehensive loss
Accumulated other comprehensive loss was comprised of the following (in thousands):

	February 28, 2019	February 28, 2018
Accumulated loss from foreign currency translation adjustment	$(41,500)	$(29,679)
Accumulated unrealized loss, net of tax, on available-for-sale securities	(1,122)	(2,917)
Accumulated other comprehensive loss	$(42,622)	$(32,596)

NOTE 17—Deferred Revenue and Performance Obligations
Activity in the Company’s deferred revenue accounts is presented in the following table (in thousands):

	February 28, 2018	Revenue recognized from opening balance	Deferred revenue, net (1)	February 28, 2019
Deferred revenue, short-term	$1,853,719	$(1,800,132)	$2,107,619	$2,161,206
Deferred revenue, long-term	741,453	—	79,765	821,218
Total deferred revenue	$2,595,172	$(1,800,132)	$2,187,384	$2,982,424
____________

(1)	Includes revenue recognized from current period customer contracts and the impact from foreign currency exchange rate fluctuations.
As of February 28, 2019, the value of customer contracts allocated to performance obligations not yet satisfied, including $2.98 billion of total deferred revenue, was approximately $3.93 billion, of which approximately 60% is expected to be recognized as revenue within the next 12 months and the remainder thereafter.
In addition to the approximately $3.93 billion of customer contract value allocated to performance obligations not yet satisfied, as of February 28, 2019, the Company has offered customers options to purchase additional services at an agreed-upon price per hour that total approximately $186.1 million.
The summation of the customer contract value allocated to performance obligations not yet satisfied and the options to purchase additional services equals approximately $4.12 billion, which the Company considers as its total backlog.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The following table reconciles the numerators and denominators of the earnings per share (“EPS”) calculation (in thousands, except per share amounts):

	Fiscal Years Ended
	February 28, 2019	February 28, 2018 (1)	February 28, 2017 (1)
Net income available to common stockholders	$433,988	$261,851	$255,390
Weighted average common shares outstanding	176,773	177,150	179,642
Incremental shares attributable to assumed vesting or exercise of outstanding equity award shares	3,408	3,456	3,027
Dilutive effect of convertible notes	2,234	3,445	292
Dilutive effect of warrants	3,906	551	—
Diluted shares	186,321	184,602	182,961
Diluted net income per share	$2.33	$1.42	$1.40

____________

(1)	As adjusted to reflect the impact of the retrospective application of ASC 606. See NOTE 2—Summary of Significant Accounting Policies for detailed information on adoption of ASC 606.
With respect to the Company’s convertible notes, the Company had the option to pay cash or deliver, as the case may be, either cash, shares of its common stock or a combination of cash and shares of its common stock for the aggregate amount due upon conversion of the convertible notes as of February 28, 2019. The Company’s intent is to settle the principal amount of the convertible notes in cash upon conversion. As a result, upon conversion of the convertible notes, only the amounts payable in excess of the principal amounts of the convertible notes are considered in diluted EPS under the treasury stock method. See NOTE 12—Convertible Notes for detailed information on the convertible notes.
Warrants to purchase 10,965,630 shares of the Company’s common stock at $101.65 per share were outstanding during the fiscal years ended February 28, 2019, February 28, 2018 and February 28, 2017. For the fiscal years ended February 28, 2019 and February 28, 2018, the warrants were included in the computation of diluted EPS because the warrants’ exercise price was less than the average market price of the Company’s common stock during the related period.
The following share awards are not included in the computation of diluted EPS because the aggregate value of proceeds considered received upon either exercise or vesting was greater than the average market price of the Company’s common stock during the related periods and the effect of including such share awards in the computation would be anti-dilutive (in thousands):

	Fiscal Years Ended
	February 28, 2019	February 28, 2018	February 28, 2017
Number of shares considered anti-dilutive for calculating diluted EPS	4,314	269	77

NOTE 19—Share-based Awards
Overview
The Company’s 2004 Long-Term Incentive Plan, as amended and restated (the “LTIP”), provides for the granting of service- and performance-based share awards, among other awards. As of February 28, 2019, there were 7.2 million shares of common stock reserved for issuance under the LTIP for future share-based awards to be granted to any employee, officer, director or consultant of the Company at terms and prices to be determined by the Board of Directors.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s share-based awards granted, by type:

	Awards Granted in Fiscal Years Ended
	February 28, 2019		February 28, 2018		February 28, 2017
	Shares and Share Units Underlying Awards	Weighted Average Per Share Award Fair Value	Shares and Share Units Underlying Awards	Weighted Average Per Share Award Fair Value	Shares and Share Units Underlying Awards	Weighted Average Per Share Award Fair Value
Service-based shares and share units (1)	1,720,698	$142.79	1,792,655	$102.33	2,212,006	$75.62
Performance share units—Maximum	346,028	$163.56	523,520	$87.99	725,004	$76.68
Total share-based awards	2,066,726	$146.27	2,316,175	$99.09	2,937,010	$75.88
____________

(1)
Certain executives were granted restricted stock awards totaling 64,219 shares, 104,362 shares and 140,182 shares for the fiscal years ended February 28, 2019, February 28, 2018 and February 28, 2017, respectively, that were awarded subject to both a service condition of four years and the achievement of a specified dollar amount of revenue for the fiscal year in the year of grant (the “RSA performance goal”). The RSA performance goal for the fiscal years ended February 28, 2019, February 28, 2018 and February 28, 2017 were met. Therefore, only the service condition remains with 25% vesting on or about July 16 following the year of grant and the remainder vesting ratably on a quarterly basis over the course of the subsequent period of three years, provided that the grantee’s business relationship with the Company has not ceased.

The following summarizes share-based compensation expense recognized in the Company’s Consolidated Financial Statements (in thousands):

	Fiscal Years Ended
	February 28, 2019	February 28, 2018	February 28, 2017
Cost of revenue	$19,811	$16,862	$16,553
Sales and marketing	91,116	87,158	93,378
Research and development	64,886	57,008	52,424
General and administrative	33,283	31,221	30,175
Total share-based compensation expense (1)	$209,096	$192,249	$192,530
____________

(1)
Total share-based compensation expense for the fiscal years ended February 28, 2019, February 28, 2018 and February 28, 2017 included $18.0 million, $12.7 million and $5.0 million, respectively, of expense related to the Company’s employee stock purchase plan (“ESPP”). See NOTE 20—Employee Benefit Plans for information regarding the ESPP.

Share-based compensation expense qualifying for capitalization was insignificant for each of the Company’s fiscal years ended February 28, 2019, February 28, 2018 and February 28, 2017. Accordingly, no share-based compensation expense was capitalized during these years.
The Company recognizes share-based award forfeitures only as they occur rather than estimating by applying a forfeiture rate.
Stock options
The total share-based compensation expense related to stock options recognized in the Consolidated Financial Statements was as follows (in thousands):

	Fiscal Years Ended
	February 28, 2019	February 28, 2018	February 28, 2017
Share-based compensation expense—stock options	$627	$2,302	$4,813

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of February 28, 2019, the Company had 22,599 stock options outstanding with a weighted average remaining contractual life of 5.1 years and a weighted average exercise price of $22.47. The number of stock options exercisable as of February 28, 2019 was 20,710 with a weighted average share price of $17.91.
The intrinsic value of stock options exercised was as follows (in thousands):

	Fiscal Years Ended
	February 28, 2019	February 28, 2018	February 28, 2017
Total intrinsic value of stock options exercised	$5,961	$7,849	$7,928

As of February 28, 2019, compensation cost related to unvested stock options not yet recognized in the Company’s Consolidated Financial Statements totaled was insignificant. The weighted average period over which these unvested stock options are expected to be recognized is approximately 0.3 years.
Service-based share awards
Service-based share awards include nonvested shares, nonvested share units and deferred share units granted under the LTIP. Nonvested shares vest, subject to continued service to the Company, 25% on the first trading day on or about July 16 of the year subsequent to the year in which the grant occurs and 6.25% on the last day of each subsequent three-month period. Nonvested share units generally vest, subject to continued service to the Company, 25% each year over a period of four years beginning on the date of grant. Nonvested shares and nonvested share units are generally amortized to expense on a straight-line basis over a period of four years. Deferred share units are awarded to directors and generally vest within one year when issued in lieu of annual share awards or immediately when issued in lieu of cash.
The total share-based compensation expense related to service-based share awards recognized in the Company’s Consolidated Financial Statements was as follows (in thousands):

	Fiscal Years Ended
	February 28, 2019	February 28, 2018	February 28, 2017
Share-based compensation expense—service-based awards	$155,450	$139,721	$147,843

The following table summarizes the activity for the Company’s service-based share awards:

	Nonvested Shares and Share Units	Weighted Average Per Share Grant Date Fair Value
Service-based share awards at February 29, 2016	6,174,874	$60.05
Granted	2,212,006	75.62
Vested	(2,409,518)	57.42
Forfeited	(313,162)	64.36
Service-based share awards at February 28, 2017	5,664,200	$67.01
Granted	1,792,655	102.33
Vested	(2,345,193)	61.93
Forfeited	(322,677)	75.36
Service-based share awards at February 28, 2018	4,788,985	$82.16
Granted	1,720,698	142.79
Vested	(1,947,014)	74.67
Forfeited	(364,751)	103.40
Service-based share awards at February 28, 2019	4,197,918	$108.64

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the intrinsic value as of February 28, 2019 of the Company’s service-based awards outstanding:

	Number of Shares and Share Units	Weighted Average Remaining Vesting Period	Intrinsic Value at February 28, 2019 (in thousands)
Outstanding	4,197,918	2.8 years	$766,540

The intrinsic value of service-based awards vesting was as follows (in thousands):

	Fiscal Years Ended
	February 28, 2019	February 28, 2018	February 28, 2017
Total intrinsic value of service-based awards vesting	$282,008	$244,035	$181,691

As of February 28, 2019, compensation cost related to service-based share awards not yet recognized in the Company’s Consolidated Financial Statements totaled $356.9 million.
Performance-based share awards
Under the LTIP, certain executive officers and senior management were awarded a target number of PSUs. The PSU payouts are based on either (i) the Company’s financial performance (“performance condition”) or (ii) the performance of the Company’s total stockholder return (“market condition”). Set forth below are general descriptions of the two types of performance-based awards granted to certain executive officers and members of senior management.
PSUs with performance conditions
Depending on the Company’s financial performance measured against the financial performance of specified peer companies during a performance period of three years, PSU grantees may earn up to 200% of the target number of PSUs (the “Maximum PSUs”). Payouts are earned over a performance period with two separate performance segments. Up to 50% of the Maximum PSUs may be earned in respect of the first performance segment; and up to 100% of the Maximum PSUs may be earned in respect of the second performance segment, less the amount earned in the first performance segment.
PSUs with market conditions
Depending on the performance of the Company’s total stockholder return measured against the performance of the total stockholder return of specified peer companies over a performance period of approximately three years, PSU grantees may earn up to 200% of the target number of PSUs. Each grantee will receive a number of shares of common stock equal to the number of PSUs earned in a single payout following the end of the performance period.
In addition to the PSUs with the market condition described above, certain executives were awarded a total of 242,352 PSUs that pay out only if the Company’s total stockholder return increased by at least 50% within a performance period of three years beginning on August 6, 2014 (“TSR Hurdle PSUs”). Because the performance goal was achieved during the performance period and the grantee’s business relationship with the Company had not ceased, 50% of the TSR Hurdle PSUs vested upon achievement of the performance goal and the remaining 50% of the TSR Hurdle PSUs vested on the last day of the four years service period beginning on August 6, 2014. The TSR Hurdle PSUs’ performance goal was met during the fourth quarter of the fiscal year ended February 29, 2016.
The total share-based compensation expense related to performance-based share awards recognized in the Company’s Consolidated Financial Statements was as follows (in thousands):

	Fiscal Years Ended
	February 28, 2019	February 28, 2018	February 28, 2017
Share-based compensation expense—performance-based awards	$35,030	$37,480	$34,865

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity for the Company’s PSUs:

	Maximum (1)
	Shares Underlying Performance Share Units	Weighted Average Per Share Grant Date Fair Value
Outstanding at February 29, 2016	2,049,511	$58.76
Granted	725,004	76.68
Vested	(492,518)	48.94
Forfeited	(346,102)	62.68
Outstanding at February 28, 2017	1,935,895	$67.27
Granted	523,520	87.99
Vested	(559,466)	57.96
Forfeited	(247,346)	53.85
Outstanding at February 28, 2018	1,652,603	$78.99
Granted	346,028	163.56
Vested	(663,656)	73.67
Forfeited	(30,138)	76.70
Outstanding at February 28, 2019	1,304,837	$104.18
____________

(1)
Vested and forfeited amounts represent the actual number of shares vesting and forfeited during the year. Outstanding amounts represent the remaining maximum potential shares available to vest as of the period ended.

The total intrinsic value of performance-based share awards vesting was as follows (in thousands):

	Fiscal Years Ended
	February 28, 2019	February 28, 2018	February 28, 2017
Total intrinsic value of performance-based awards vesting	$105,430	$48,884	$36,768

As of February 28, 2019, the number of shares subject to PSU awards expected to vest was 0.9 million shares. Compensation expense related to PSUs expected to vest but not yet recognized in the Consolidated Financial Statements totaled $31.7 million as of February 28, 2019. The weighted average period over which these awards are expected to be recognized is approximately 0.9 years.
NOTE 20—Employee Benefit Plans
Retirement plans
The Company provides retirement plans whereby participants may elect to contribute a portion of their annual compensation to the plans, after complying with certain limitations. The Company has the option to make contributions to the plans and contributed to the plans as follows (in thousands):

	Fiscal Years Ended
	February 28, 2019	February 28, 2018	February 28, 2017
Total contributions to employee benefit plans	$43,263	$39,744	$32,839

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The Company reserved 5,000,000 common shares for issuance under the ESPP. Share-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the fiscal years ended February 28, 2019, February 28, 2018 and February 28, 2017 related to the ESPP totaled $18.0 million, $12.7 million and $5.0 million, respectively. Pursuant to the Merger Agreement, no new offering periods for the ESPP will be commenced and the ESPP will terminate immediately prior to the Merger.
NOTE 21—Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at February 28, 2019 (in thousands):

	February 28, 2019	Level 1	Level 2	Level 3
Assets:
Money markets (1)	$398,056	$398,056	$—	$—
Interest-bearing deposits (1)	56,883	—	56,883	—
Available-for-sale securities (1):
Commercial paper	541,753	—	541,753	—
U.S. agency securities	222,298	—	222,298	—
Corporate securities	262,692	—	262,692	—
Foreign currency derivatives (2)	24	—	24	—
Liabilities:
Foreign currency derivatives (3)	(245)	—	(245)	—
Total	$1,481,461	$398,056	$1,083,405	$—
____________

(1)
Included in Cash, cash equivalents and restricted cash, Investments in debt and equity securities, short-term or Investments in debt securities, long-term in the Company’s Consolidated Balance Sheet at February 28, 2019 in addition to $943.3 million of cash.

(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet at February 28, 2019.

(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet at February 28, 2019.

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
____________

(1)
Included in Cash, cash equivalents and restricted cash, Investments in debt and equity securities, short-term or Investments in debt securities, long-term in the Company’s Consolidated Balance Sheet at February 28, 2018, in addition to $771.2 million of cash.

(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet at February 28, 2018.

(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet at February 28, 2018.
The following table represents the Company’s investments measured at fair value as of February 28, 2019 (in thousands):

	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Balance Sheet Classification
					Cash Equivalent Marketable Securities	Investments in debt and equity securities, short-term	Investments in debt securities, long-term
		Gains	Losses (1)
Money markets	$398,056	$—	$—	$398,056	$398,056	$—	$—
Interest-bearing deposits	56,883	—	—	56,883	—	56,883	—
Commercial paper	541,753	—	—	541,753	541,753	—	—
U.S. agency securities	224,293	—	(1,995)	222,298	—	75,037	147,261
Corporate securities	263,059	299	(666)	262,692	—	161,441	101,251
Total	$1,484,044	$299	$(2,661)	$1,481,682	$939,809	$293,361	$248,512
____________

(1)
As of February 28, 2019, there were $2.6 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer. The aggregate related fair value of investments with unrealized losses was $387.8 million.

The following table summarizes the stated maturities of the Company’s investment in available-for-sale securities (in thousands):

	February 28, 2019	Less than 1 Year	1-5 Years	More than 5 Years
Maturity of available-for-sale debt securities	$484,990	$236,478	$248,512	$—

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the Company’s investments measured at fair value as of February 28, 2018 (in thousands):

	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Balance Sheet Classification
					Cash Equivalent Marketable Securities	Investments in debt and equity securities, short-term	Investments in debt securities, long-term
		Gains	Losses (1)
Money markets	$334,665	$—	$—	$334,665	$334,665	$—	$—
Interest-bearing deposits	61,125	—	—	61,125	—	61,125	—
Commercial paper	615,043	—	—	615,043	615,043	—	—
U.S. agency securities	312,537	—	(4,270)	308,267	—	93,175	215,092
Corporate securities	382,497	696	(1,679)	381,514	3,272	162,892	215,350
Equity securities	650	516	—	1,166	—	1,166	—
Total	$1,706,517	$1,212	$(5,949)	$1,701,780	$952,980	$318,358	$430,442
____________

(1)
As of February 28, 2018, there were $4.4 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer. The aggregate related fair value of investments with unrealized losses was $515.4 million.

NOTE 22—Segment Reporting
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

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes revenue from unaffiliated customers; income (loss) from operations; total cash, cash equivalents and available-for-sale investment securities and total assets by geographic segment (in thousands):

	Americas	EMEA	Asia Pacific	Corporate (1)	Consolidated
	Fiscal Year Ended February 28, 2019
Revenue from unaffiliated customers	$2,092,329	$786,503	$483,237	$—	$3,362,069
Income (loss) from operations	$376,534	$195,024	$149,770	$(209,096)	$512,232
Total cash, cash equivalents, restricted cash and available-for-sale investment securities	$1,284,887	$681,235	$458,847	$—	$2,424,969
Total assets	$3,664,341	$1,237,002	$686,946	$—	$5,588,289

	Fiscal Year Ended February 28, 2018
Revenue from unaffiliated customers	$1,858,004	$657,197	$405,260	$—	$2,920,461
Income (loss) from operations (2)	$395,471	$155,531	$116,979	$(192,249)	$475,732
Total cash, cash equivalents, restricted cash and available-for-sale investment securities	$1,537,121	$521,978	$413,833	$—	$2,472,932
Total assets (2)	$3,773,289	$1,051,784	$649,420	$—	$5,474,493

	Fiscal Year Ended February 28, 2017
Revenue from unaffiliated customers	$1,555,290	$515,642	$340,871	$—	$2,411,803
Income (loss) from operations (2)	$318,635	$108,208	$99,762	$(192,530)	$334,075
Total cash, cash equivalents, restricted cash and available-for-sale investment securities	$1,100,827	$706,028	$326,376	$—	$2,133,231
Total assets (2)	$2,975,673	$1,079,360	$485,029	$—	$4,540,062
____________

(1)	Amounts represent share-based compensation expense that was not allocated to geographic segments.

(2)	As adjusted from retrospective adoption of ASC 606. See NOTE 2—Summary of Significant Accounting Policies for detailed information on adoption of ASC 606.
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

	Fiscal Years Ended
	February 28, 2019	February 28, 2018	February 28, 2017
U.S., the Company’s country of domicile	$1,837,483	$1,647,864	$1,400,228
Foreign	1,524,586	1,272,597	1,011,575
Total revenue from unaffiliated customers	$3,362,069	$2,920,461	$2,411,803

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

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total tangible long-lived assets located in the U.S., the Company’s country of domicile, and similar tangible long-lived assets held outside the U.S. are summarized in the following table (in thousands):

	February 28, 2019	February 28, 2018	February 28, 2017
U.S., the Company’s country of domicile	$129,387	$137,112	$133,492
Foreign	69,582	68,993	56,137
Total tangible long-lived assets	$198,969	$206,105	$189,629

Supplemental information about major customers
For each of the fiscal years ended February 28, 2019, February 28, 2018 and February 28, 2017, the U.S. government and its agencies represented in the aggregate approximately 10% of the Company’s total revenue, respectively.
Supplemental information about products and services
The following table provides further detail, by type, of the Company’s subscription and services revenues. Subscription revenue for infrastructure-related offerings includes subscription revenue generated from Red Hat Enterprise Linux and related technologies such as Red Hat Satellite and Red Hat Virtualization. Subscription revenue generated from the Company’s Application Development-related and other emerging technology offerings includes Red Hat Middleware, Red Hat OpenShift, Red Hat Cloud Infrastructure, Red Hat OpenStack Platform, Red Hat Ansible Automation, Red Hat CloudForms and Red Hat Storage technologies (in thousands):

	Fiscal Years Ended
	February 28, 2019	February 28, 2018	February 28, 2017
Subscription revenue:
Infrastructure-related offerings	$2,132,635	$1,950,396	$1,696,443
Application Development-related and other emerging technology offerings	816,424	623,782	439,337
Total subscription revenue	2,949,059	2,574,178	2,135,780
Training and services revenue:
Consulting services	320,262	265,677	207,959
Training	92,748	80,606	68,064
Total training and services revenue	413,010	346,283	276,023
Total revenue	$3,362,069	$2,920,461	$2,411,803

NOTE 23—Business Combinations
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
The consideration paid was $11.8 million in cash. Based on management’s provisional assessment of the acquisition-date fair value of the assets acquired and liabilities assumed, the total consideration transferred of $11.8 million was allocated to the Company’s assets and liabilities on a preliminary basis as follows: $3.5 million to goodwill, $9.3 million to identifiable intangible assets and $1.0 million to working capital as a net current liability.

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
During the third quarter of fiscal 2019, the Company completed its assessment of the acquisition-date fair value of the assets acquired and liabilities assumed. The total consideration transferred of $238.7 million was allocated to the Company’s assets and liabilities as follows: $159.7 million to goodwill, $81.7 million to identifiable intangible assets and $2.7 million to working capital as a net current liability.
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
Acquisition of Codenvy S. A.
On June 1, 2017, the Company completed its acquisition of all of the shares of Codenvy S.A. (“Codenvy”), a provider of cloud-native development tools that enable developers to more easily create modern container-based and cloud-native applications. By adding Codenvy to its existing portfolio of developer tools and application platforms, including Red Hat Middleware and Red Hat OpenShift, the Company continues its efforts to provide solutions that enable developers to create applications for hybrid cloud environments. The Company plans to make Codenvy an integral part of OpenShift.io, the Company’s hosted development environment for building hybrid cloud services on OpenShift.
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
Acquisition of 3scale, Inc.
On June 24, 2016, the Company completed its acquisition of all of the shares of 3scale, Inc. (“3scale”), a provider of application programming interface (“API”) management technology. By adding 3scale to its existing portfolio, including Red Hat Middleware and Red Hat OpenShift, the Company strengthened its enablement of the API economy with simplified cloud integration and microservices-based architectures.
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
Transaction costs
The Company incurred transaction costs, including legal and accounting fees, relating to these acquisitions, which have been expensed as incurred and included in General and administrative expense in the Company’s Consolidated Statements of Operations. For the fiscal year ended February 28, 2019, transaction costs relating to the Noobaa acquisition totaled approximately $0.2 million; for the fiscal year ended February 28, 2018, transaction costs relating to the CoreOS, Permabit and Codenvy acquisitions totaled approximately $2.0 million; and for the fiscal year ended February 28, 2017, transaction costs relating to the 3scale acquisition totaled approximately $1.8 million.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro forma consolidated financial information (unaudited)
The following unaudited pro forma consolidated financial information reflects the results of operations of the Company (in thousands, except per share amounts) as if the acquisition of Noobaa had closed on March 1, 2017 and as if the acquisitions of CoreOS, Permabit, Codenvy and 3scale had closed on March 1, 2016, after giving effect to certain purchase accounting adjustments. These pro forma results are not necessarily indicative of what the Company’s operating results would have been had the acquisitions actually taken place at the beginning of the period. Pro forma consolidated information for the fiscal year ended February 28, 2019 has not been provided because the acquisition of Noobaa would not have had a significant impact on consolidated operating results if the acquisition had closed on March 1, 2018.

	Fiscal Years Ended
	February 28, 2018	February 28, 2017
Revenue	$2,930,248	$2,419,418
Net income	$231,287	$228,369
Basic net income per common share	$1.31	$1.27
Diluted net income per common share	$1.25	$1.25

Goodwill and other business combinations
The Company completed its annual goodwill impairment tests for the fiscal years ended February 28, 2019, February 28, 2018 and February 28, 2017. No goodwill impairment was deemed to have occurred for any of the fiscal years. The following is a summary of goodwill (in thousands):

	February 28, 2019	February 28, 2018	February 28, 2017
Balance at beginning of year	$1,288,830	$1,040,709	$1,027,277
Acquisitions	3,500	228,451	16,923
Impact of foreign currency fluctuations	(11,961)	20,080	(3,636)
Purchase price adjustments on acquisitions	(3,516)	(410)	145
Balance at end of year	$1,276,853	$1,288,830	$1,040,709

The excess of purchase price paid for Noobaa, CoreOS, Permabit, Codenvy and other acquisitions over the fair value of the net assets acquired was recognized as goodwill. Goodwill comprises the majority of the purchase price paid for each of the acquired businesses because these businesses were focused on emerging technologies such as development and operations automation, cloud-enabling technologies and software-defined storage technologies, which consequently—at the time of acquisition—generated relatively little revenue. However, these acquired businesses, with their assembled, highly-specialized workforces and community of contributors, are expected to both expand the Company’s existing technology portfolio and advance the Company’s market position overall in open source solutions.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 24—Unaudited Quarterly Results
Below are unaudited condensed quarterly results (in thousands, except per share data):

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(Unaudited)
	Fiscal Year Ended February 28, 2019
Revenue:
Subscriptions	$774,178	$740,661	$722,699	$711,521
Training and services	104,819	106,134	100,048	102,009
Total revenue	$878,997	$846,795	$822,747	$813,530
Gross profit	$746,492	$722,678	$703,817	$690,831
Income from operations	$156,562	$108,958	$134,556	$112,156
Interest income	$7,508	$7,334	$7,855	$7,834
Interest expense	$4,412	$4,299	$4,808	$6,319
Other income (expense), net	$245	$(464)	$(2,457)	$(2,194)
Provision (benefit) for income taxes (1)	$20,409	$17,079	$48,292	$(1,713)
Net income	$139,494	$94,450	$86,854	$113,190
Net income per common share (2):
Basic	$0.79	$0.54	$0.49	$0.64
Diluted	$0.75	$0.51	$0.46	$0.59
Weighted average shares outstanding:
Basic	176,808	176,231	176,746	177,302
Diluted	187,046	186,062	186,936	190,739

	Fiscal Year Ended February 28, 2018 (3)
Revenue:
Subscriptions	$683,276	$656,832	$637,562	$596,508
Training and services	89,056	91,146	85,793	80,288
Total revenue	$772,332	$747,978	$723,355	$676,796
Gross profit	$659,707	$636,219	$616,638	$576,100
Income from operations	$132,480	$118,718	$134,790	$89,744
Interest income	$5,024	$4,864	$4,612	$3,993
Interest expense	$6,223	$6,180	$6,081	$6,085
Other income (expense), net	$11,368	$(1,187)	$(1,260)	$(586)
Provision for income taxes (1)	$154,809	$14,606	$34,973	$11,752
Net (loss) income	$(12,160)	$101,609	$97,088	$75,314
Net (loss) income per common share (2):
Basic	$(0.07)	$0.57	$0.55	$0.42
Diluted	$(0.07)	$0.55	$0.53	$0.41
Weighted average shares outstanding:
Basic	177,034	177,063	177,257	177,243
Diluted	177,034	186,160	183,021	181,810
____________

(1)
Provision for income taxes for the second quarter of the fiscal year ended February 28, 2019 and the fourth quarter of the fiscal year ended February 28, 2018 included charges of $18.0 million and $122.7 million, respectively, related to the Tax Act. See NOTE 11—Income Taxes.

(2)	EPS is computed independently for each of the quarters presented. Therefore, the sum of the quarterly EPS may not equal the reported annual EPS.

(3)	As adjusted to reflect the impact of the retrospective application of ASC 606. See Note 2—Summary of Significant Accounting Policies for detailed information on adoption of ASC 606.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our accountants on accounting and financial disclosure matters.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting occurred during the fiscal quarter ended February 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We intend to file with the SEC a definitive proxy statement with respect to our Annual Meeting of Stockholders to be held on August 15, 2019 (the “2019 Annual Meeting”). The information under the sections entitled “Governance” and “Other Matters” from the definitive proxy statement for the 2019 Annual Meeting, which is to be filed with the SEC not later than 120 days after the close of fiscal 2019 (the “2019 Proxy Statement”), is hereby incorporated by reference. Also see “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information under the sections entitled “Governance,” “Executive Compensation” and “Other Matters” from the 2019 Proxy Statement is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the sections entitled “Beneficial Ownership of Our Common Stock,” and “Other Matters” from the 2019 Proxy Statement is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the section entitled “Governance” from the 2019 Proxy Statement is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information under the section entitled “Audit Matters” from the 2019 Proxy Statement is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Report:
1.     Financial Statements:
2.     Financial Statement Schedules:
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.
3.     Exhibits:

			Incorporated by Reference
Exhibit No.	Exhibit Description	Provided Herewith	Form	File No.	Exhibit	Filing Date

2.1+	Agreement and Plan of Merger, dated as of October 28, 2018, among Red Hat, Inc., International Business Machines Corporation and Socrates Acquisition Corp.		8-K	001-33162	2.1	October 29, 2018

3.1	Fourth Amended and Restated Certificate of Incorporation of Red Hat, Inc.		8-K	001-33162	3.3	August 13, 2013

3.2	Amended and Restated By-Laws of Red Hat, Inc.		10-Q	001-33162	3.1	October 7, 2015

4.1	Specimen certificate representing the common stock of the registrant		S-1/A	333-80051	4.1	July 19, 1999

4.2	See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and By-Laws of the registrant defining the rights of holders of common stock of the registrant

4.3	Indenture (including form of Note) with respect to Red Hat’s 0.25% Convertible Senior Notes due 2019, dated as of October 7, 2014, between Red Hat, Inc. and U.S. Bank National Association, as trustee		8-K	001-33162	4.1	October 7, 2014

10.1*	Red Hat, Inc. 2004 Long-Term Incentive Plan, as amended and restated effective August 14, 2008		10-K	001-33162	10.5	April 24, 2014

10.2*	Form of Indemnification Agreement		10-K	001-33162	10.10	April 25, 2012

10.3*	Letter Agreement dated May 10, 2012, between Red Hat, Inc. and Arun Oberoi		10-Q	001-33162	10.3	July 6, 2012

10.4*	Senior Management Change in Control Severance Policy		10-K	001-33162	10.14	April 25, 2012

10.5*	Executive Variable Compensation Plan		10-K	001-33162	10.15	April 25, 2013

10.6*	Executive Employment Agreement, dated December 19, 2007, between Red Hat, Inc. and James M. Whitehurst		10-K	001-33162	10.18	April 25, 2013

10.7*	Form of Director Deferred Stock Unit Agreement (Vested) adopted June 19, 2008		10-K	001-33162	10.12	April 24, 2014

			Incorporated by Reference
Exhibit No.	Exhibit Description	Provided Herewith	Form	File No.	Exhibit	Filing Date
10.8*	Form of Director Deferred Stock Unit Agreement (With Vesting) adopted June 19, 2008		10-K	001-33162	10.13	April 24, 2014

10.9*	Form of Director Restricted Stock Agreement adopted June 19, 2008		10-K	001-33162	10.14	April 24, 2014

10.10*	Senior Management Severance Plan		10-K	001-33162	10.15	April 24, 2014

10.11*	Form of Executive Agreement by and between Red Hat, Inc. and each participant in the registrant’s Senior Management Severance Plan		10-K	001-33162	10.16	April 24, 2014

10.12*	Letter Agreement dated December 23, 2008 between Red Hat, Inc. and James M. Whitehurst amending the Executive Employment Agreement between the parties dated December 19, 2007		10-K	001-33162	10.17	April 24, 2014

10.13*	Employee Inventions Assignment and Restrictive Obligations Agreement dated January 1, 2008 between Red Hat, Inc. and James M. Whitehurst		10-K	001-33162	10.18	April 24, 2014

10.14*	Clawback Policy of Red Hat, Inc. adopted May 13, 2009		10-K	001-33162	10.16	April 28, 2015

10.15*	Red Hat, Inc. Stock Ownership Policy for Directors and Senior Executives, amended and restated as of September 20, 2016		8-K	001-33162	99.1	September 26, 2016

10.16*	Form of Restricted Stock Unit Agreement (Non-Executive Participants) adopted August 11, 2010		10-Q	001-33162	10.1	October 8, 2010

10.17*	Peer Group for PSUs Granted in FY 2016		8-K	001-33162	99.2	May 22, 2015

10.18*	Peer Group for PSUs Granted in FY 2017		8-K	001-33162	99.3	May 24, 2016

10.19*	Red Hat, Inc. 2011 Performance Compensation Plan		8-K	001-33162	10.1	August 16, 2011

10.20	Sublease Agreement, dated as of December 27, 2011, by and between Carolina Power & Light Company, a North Carolina corporation, d/b/a Progress Energy Carolinas, Inc. and Red Hat, Inc.		10-K	001-33162	10.44	April 25, 2012

10.21*	Red Hat, Inc. 2010 Non-Employee Director Compensation Plan, as amended and restated effective January 1, 2013		10-K	001-33162	10.34	April 24, 2014

10.22*	Red Hat, Inc. 2004 Long-Term Incentive Plan, as amended and restated effective August 9, 2012		10-Q	001-33162	10.1	October 5, 2012

10.23*	Form of Operating Performance Share Unit Agreement adopted May 22, 2013		8-K	001-33162	99.2	May 29, 2013

10.24*	Form of Total Stockholder Return Performance Share Unit Agreement adopted May 22, 2013		8-K	001-33162	99.3	May 29, 2013

10.25*	Form of 162(m) Restricted Stock Agreement adopted May 22, 2013		8-K	001-33162	99.5	May 29, 2013

10.26*	TSR Hurdle Performance Share Units Granted to Certain Named Executive Officers on August 6, 2014		8-K	001-33162	99.1	August 12, 2014

10.27*	Form of Performance Share Unit Agreement (TSR Hurdle Form) adopted August 6, 2014		10-Q	001-33162	10.2	September 29, 2014

10.28	Form of Call Option Confirmation between Red Hat, Inc. and each Option Counterparty		8-K	001-33162	10.1	October 7, 2014

10.29	Form of Warrant Confirmation between Red Hat, Inc. and each Option Counterparty		8-K	001-33162	10.2	October 7, 2014

10.30*	Policy on Gross-up Payments for Excise Taxes Payable under Section 4999		10-K	001-33162	10.44	April 28, 2015

10.31*	Red Hat, Inc. 2016 Performance Compensation Plan		8-K	001-33162	10.1	August 16, 2016

10.32*	Red Hat, Inc. 2016 Employee Stock Purchase Plan		8-K	001-33162	10.2	August 16, 2016

			Incorporated by Reference
Exhibit No.	Exhibit Description	Provided Herewith	Form	File No.	Exhibit	Filing Date

10.33*	Offer Letter dated November 2, 2015 between Eric R. Shander and Red Hat, Inc.		10-K	001-33162	10.45	April 26, 2017

10.34*	U.S. Employee Agreement, dated November 24, 2015, between Eric R. Shander and Red Hat, Inc.		10-K	001-33162	10.46	April 26, 2017

10.35*	Designated U.S. Manager Severance Plan		10-K	001-33162	10.47	April 26, 2017

10.36*	Letter Agreement dated January 20, 2017 between Eric R. Shander and Red Hat, Inc.		10-K	001-33162	10.48	April 26, 2017

10.37*	Executive Base Salaries and Target Award Amounts under Red Hat, Inc.’s Executive Variable Compensation Plan for the Fiscal Year Ending February 28, 2018		8-K	001-33162	99.1	May 23, 2017

10.38*	Form of Operating Performance Share Unit Agreement adopted March 22, 2017		8-K	001-33162	99.2	May 23, 2017

10.39*	Form of Total Stockholder Return Performance Share Unit Agreement adopted March 22, 2017		8-K	001-33162	99.3	May 23, 2017

10.40*	Peer Group for PSUs Granted in FY2018		8-K	001-33162	99.4	May 23, 2017

10.41*	Form of 162(m) Restricted Stock Agreement adopted March 22, 2017		8-K	001-33162	99.5	May 23, 2017

10.42*	Form of Director Restricted Stock Agreement adopted March 22, 2017		10-Q	001-33162	10.6	July 6, 2017

10.43*	Form of Director Deferred Stock Unit Agreement (With Vesting) adopted March 22, 2017		10-Q	001-33162	10.7	July 6, 2017

10.44*	Form of Director Deferred Stock Unit Agreement (Vested) adopted March 22, 2017		10-Q	001-33162	10.8	July 6, 2017

10.45*	Form of Restricted Stock Unit Agreement (Non-Executive Participants) adopted March 22, 2017		10-Q	001-33162	10.9	July 6, 2017

10.46*	Non-Employee Director Compensation Plan (effective January 1, 2018)		10-K	001-33162	10.51	April 26, 2018

10.47*	Executive Base Salaries and Target Award Amounts under Red Hat, Inc.’s Executive Variable Compensation Plan for the Fiscal Year Ending February 28, 2019		8-K	001-33162	99.1	May 10, 2018

10.48*	Peer Group for PSUs Granted in FY2019		8-K	001-33162	99.2	May 10, 2018

10.49*	Form of Operating Performance Share Unit Agreement adopted May 6, 2018		10-Q	001-33162	10.3	July 9, 2018

10.50*	Form of Total Stockholder Return Performance Share Unit Agreement adopted May 6, 2018		10-Q	001-33162	10.4	July 9, 2018

10.51*	Form of Performance Restricted Stock Agreement adopted May 6, 2018		10-Q	001-33162	10.5	July 9, 2018

10.52*	Red Hat, Inc. Stock Ownership Policy for Directors and Senior Executives, amended and restated as of September 17, 2018		8-K	001-33162	99.2	September 20, 2018

21.1	Subsidiaries of Red Hat, Inc.	X

23.1	Consent of PricewaterhouseCoopers LLP	X

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
		X

Incorporated by Reference
Exhibit No.	Exhibit Description	Provided Herewith	Form	File No.	Exhibit	Filing Date

32.1	Certification of the registrant’s principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

+	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

*	Indicates a management contract or compensatory plan, contract or arrangement.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED HAT, INC.

By:	/S/ JAMES M. WHITEHURST
James M. Whitehurst President and Chief Executive Officer
Date: April 24, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JAMES M. WHITEHURST	President, Chief Executive Officer and Director (principal executive officer)	April 24, 2019
James M. Whitehurst

/S/ ERIC R. SHANDER	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	April 24, 2019
Eric R. Shander

/S/ SOHAIB ABBASI	Director	April 24, 2019
Sohaib Abbasi

/S/ W. STEVE ALBRECHT	Director	April 24, 2019
W. Steve Albrecht

/S/ CHARLENE T. BEGLEY	Director	April 24, 2019
Charlene T. Begley

/S/ NARENDRA K. GUPTA	Chair of the Board of Directors	April 24, 2019
Narendra K. Gupta

/S/ KIMBERLY L. HAMMONDS	Director	April 24, 2019
Kimberly L. Hammonds

/S/ WILLIAM S. KAISER	Director	April 24, 2019
William S. Kaiser

/S/ KEVIN M. MURAI	Director	April 24, 2019
Kevin M. Murai

/S/ ALFRED W. ZOLLAR	Director	April 24, 2019
Alfred W. Zollar