Form 10-Q
period 2019-05-31
RED HAT INC
filed 2019-06-28
CIK 1087423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2019
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
(919) 754-3700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value	RHT	New York Stock Exchange
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
As of June 27, 2019, there were 178,093,007 shares of common stock outstanding.

RED HAT, INC.

		Page
CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS		3

	PART I FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS
	Consolidated Balance Sheets at May 31, 2019 (unaudited) and February 28, 2019 (derived from audited financial statements)	4
	Consolidated Statements of Operations for the three months ended May 31, 2019 (unaudited) and 2018 (unaudited)	5
	Consolidated Statements of Comprehensive Income for the three months ended May 31, 2019 (unaudited) and 2018 (unaudited)	6
	Consolidated Statements of Cash Flows for the three months ended May 31, 2019 (unaudited) and 2018 (unaudited)	7
	Notes to Consolidated Financial Statements (unaudited)	8
	NOTE 1—Company and Merger Agreement
	NOTE 2—Summary of Significant Accounting Policies
	NOTE 3—Accounts Receivable
	NOTE 4—Leases
	NOTE 5—Identifiable Intangible Assets
	NOTE 6—Deferred Selling Costs
	NOTE 7—Derivative Instruments
	NOTE 8—Income Taxes
	NOTE 9—Convertible Notes
	NOTE 10—Commitments and Contingencies
	NOTE 11—Legal Proceedings
	NOTE 12—Stockholders’ Equity
	NOTE 13—Deferred Revenue and Performance Obligations
	NOTE 14—Earnings Per Share
	NOTE 15—Share-based Awards
	NOTE 16—Assets and Liabilities Measured at Fair Value on a Recurring Basis
	NOTE 17—Segment Reporting
	NOTE 18—Business Combinations

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	31
ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	45
ITEM 4:	CONTROLS AND PROCEDURES	47

	PART II OTHER INFORMATION
ITEM 1:	LEGAL PROCEEDINGS	48
ITEM 1A:	RISK FACTORS	48
ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	70
ITEM 6:	EXHIBITS	71

SIGNATURES		72

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

PART I

ITEM 1.	FINANCIAL STATEMENTS
RED HAT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands—except share and per share amounts)

	May 31, 2019 (Unaudited)	February 28, 2019
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$2,295,396	$1,883,096
Investments in debt securities, short-term	177,625	293,361
Accounts receivable, net of allowances for doubtful accounts of $4,452 and $4,561, respectively	529,115	980,188
Prepaid expenses	250,571	282,507
Other current assets	36,743	24,504
Total current assets	3,289,450	3,463,656
Property and equipment, net of accumulated depreciation and amortization of $331,642 and $316,432, respectively	200,015	198,969
Operating right-of-use assets, net (1)	224,371	—
Goodwill	1,273,494	1,276,853
Identifiable intangibles, net	198,914	206,083
Investments in debt securities, long-term	188,172	248,512
Deferred tax assets, net	119,128	112,568
Other assets, net	80,395	81,648
Total assets	$5,573,939	$5,588,289
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$458,456	$491,259
Deferred revenue, short-term	2,016,488	2,161,206
Other current obligations	256	282
Convertible notes	188,553	69,827
Total current liabilities	2,663,753	2,722,574
Deferred revenue, long-term	781,043	821,218
Convertible notes	—	231,540
Operating lease liabilities (1)	188,133	—
Other long-term obligations	183,074	199,025
Commitments and contingencies (NOTES 10 and 11)
Stockholders’ equity:
Preferred stock, $0.0001 per share par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 per share par value, 300,000,000 shares authorized, 246,289,980 and 244,402,737 shares issued, and 178,083,153 and 176,800,502 shares outstanding, respectively	25	24
Additional paid-in capital	2,853,105	2,791,895
Retained earnings	2,195,189	2,054,069
Treasury stock, at cost, 68,206,827 and 67,602,235 shares, respectively	(3,242,725)	(3,189,434)
Accumulated other comprehensive loss	(47,658)	(42,622)
Total stockholders’ equity	1,757,936	1,613,932
Total liabilities and stockholders’ equity	$5,573,939	$5,588,289

_______

(1)
Effective March 1, 2019, the Company adopted Accounting Standard Update 2016-02, Leases (Topic 842) (“ASC 842”). See NOTE 2—Summary of Significant Accounting Policies and NOTE 4—Leases for detailed information on adoption of ASC 842.

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands—except per share amounts)
(Unaudited)

	Three Months Ended
	May 31, 2019	May 31, 2018
Revenue:
Subscriptions	$814,952	$711,521
Training and services	119,159	102,009
Total revenue	934,111	813,530
Cost of revenue:
Subscriptions	61,899	52,173
Training and services	82,384	70,526
Total cost of revenue	144,283	122,699
Gross profit	789,828	690,831
Operating expense:
Sales and marketing	394,201	348,815
Research and development	182,961	166,506
General and administrative	80,548	63,354
Total operating expense	657,710	578,675
Income from operations	132,118	112,156
Interest income	9,254	7,834
Interest expense	1,959	6,319
Other expense, net	766	2,194
Income before provision for income taxes	138,647	111,477
Benefit for income taxes	(2,473)	(1,713)
Net income	$141,120	$113,190
Net income per share:
Basic	$0.80	$0.64
Diluted	$0.76	$0.59
Weighted average shares outstanding:
Basic	177,400	177,302
Diluted	186,635	190,739

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended
	May 31, 2019	May 31, 2018
Net income	$141,120	$113,190
Other comprehensive income (loss):
Change in foreign currency translation adjustment, net of tax benefit of $465 and $0, respectively	(6,256)	(10,831)
Available-for-sale securities:
Unrealized gain on available-for-sale securities during the period	2,023	38
Reclassification for gain realized on available-for-sale securities, reported in Other expense, net	(239)	(128)
Tax (expense) benefit	(564)	16
Net change in available-for-sale securities (net of tax)	1,220	(74)
Total other comprehensive loss	(5,036)	(10,905)
Comprehensive income	$136,084	$102,285

The accompanying notes are an integral part of these consolidated financial statements.

RED HAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	May 31, 2019	May 31, 2018
Cash flows from operating activities:
Net income	$141,120	$113,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,754	27,054
Amortization of debt discount and transaction costs	1,885	5,838
Repayments of convertible notes attributable to debt discount	(13,981)	—
Share-based compensation expense	50,168	46,005
Net amortization of bond premium on debt securities available for sale	271	743
Other	(872)	(2,298)
Changes in operating assets and liabilities:
Accounts receivable	445,186	299,439
Other receivables	(12,278)	(35,160)
Prepaid expenses	28,844	25,382
Accounts payable and accrued expenses	(58,271)	(28,642)
Deferred revenue	(158,729)	(104,592)
Other	(143)	(800)
Net cash provided by operating activities	459,954	346,159
Cash flows from investing activities:
Purchase of investment in debt securities available for sale	—	(108,336)
Proceeds from maturities of investment in debt securities available for sale	110,431	87,004
Proceeds from sales of investment in debt securities available for sale	64,899	525
Proceeds from sales of strategic equity investments	—	1,300
Purchase of developed software and other intangible assets	(4,134)	(2,866)
Payments for property and equipment	(23,513)	(12,963)
Other	(124)	(986)
Net cash provided by (used in) investing activities	147,559	(36,322)
Cash flows from financing activities:
Proceeds from exercise of common stock options	369	875
Proceeds from employee stock purchase program	7,501	15,262
Payments related to net settlement of share-based compensation awards	(81,274)	(77,094)
Purchase of treasury stock	—	(150,019)
Proceeds (payments) on other borrowings, net	26	(299)
Repayments of convertible notes attributable to principal	(102,163)	(25,953)
Net cash used in financing activities	(175,541)	(237,228)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(19,672)	(28,261)
Net increase in cash, cash equivalents and restricted cash	412,300	44,348
Cash, cash equivalents and restricted cash at beginning of the period	1,883,096	1,724,132
Cash, cash equivalents and restricted cash at end of the period	$2,295,396	$1,768,480
Restricted cash included in cash, cash equivalents and restricted cash	$—	$1,137

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
Merger Agreement
On October 28, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with International Business Machines Corporation, a New York corporation (“IBM”), and Socrates Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of IBM (“Sub”), pursuant to which, among other things, Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of IBM (the “Merger”). The Board of Directors of the Company and the Board of Directors of IBM each approved the Merger and the Merger Agreement.
At the effective time of the Merger (the “Effective Time”), subject to the terms and conditions of the Merger Agreement, each share of common stock, par value $0.0001 per share, of the Company issued and outstanding immediately prior to the Effective Time (other than (i) cancelled shares, (ii) dissenting shares, and (iii) subsidiary converted shares) shall be converted into the right to receive $190.00 in cash without interest. On December 12, 2018, the Company filed its definitive proxy statement on Schedule 14A (the “Proxy Statement”) with the Securities and Exchange Commission (“SEC”) for a special meeting of its stockholders to be held on January 16, 2019 in connection with the Merger. The Merger Agreement was adopted and approved by the Company’s stockholders at the January 16, 2019 special meeting of stockholders. The Company continues to expect the transaction to close in the second half of 2019, subject to certain conditions, including receipt of regulatory approvals. Until the closing, the Company will continue to operate as an independent company. The Company has incurred Merger-related costs of $9.9 million, which are included in General and administrative expenses in the Company’s Consolidated Statement of Operations for the three months ended May 31, 2019.
Consummation of the Merger is subject to certain customary conditions, including, without limitation, (i) the receipt of approvals, or the expiration or termination of the applicable waiting periods, under certain antitrust laws (including the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) and clearance under Council Regulation 139/2004 of the European Union); and (ii) the absence of any temporary restraining order, preliminary or permanent injunction or other judgment or law issued by certain courts of competent jurisdiction or other governmental entity, in each case prohibiting consummation of the Merger, and no action or proceeding by a governmental entity before any court or certain other governmental entities of competent jurisdiction seeking to enjoin, restrain or otherwise prohibit consummation of the Merger. As of the filing of this Form 10-Q, the U.S. Department of Justice has concluded its review of IBM’s proposed acquisition of the Company without remedies or conditions and the Company has received a notice of early termination of the waiting period under the HSR Act. As of the filing of this Form 10-Q, the European Commission has unconditionally approved the proposed acquisition of the Company by IBM under the European Union Merger Regulation. Each party’s obligation to consummate the Merger is subject to certain other customary conditions.

The Merger Agreement contains certain customary termination rights for the Company and IBM. Subject to certain limitations, the Merger Agreement may be terminated by either IBM or the Company if (i) the Merger is not consummated on or before October 28, 2019, which is subject to extension for two consecutive three-month periods by either party if all conditions are satisfied other than receipt of regulatory approvals and absence of legal restraints and (ii) an order having the effect of making the Merger illegal or otherwise prohibiting consummation of the Merger becomes final and non-appealable.
NOTE 2—Summary of Significant Accounting Policies
Basis of presentation
The unaudited interim consolidated financial statements as of and for the three months ended May 31, 2019 have been prepared by the Company pursuant to the rules and regulations of the SEC for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair statement of the consolidated balance sheets, consolidated operating results, consolidated other comprehensive income and consolidated cash flows for the periods presented in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). Operating results for the three months ended May 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending February 29, 2020. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the SEC’s rules and regulations for interim reporting. These unaudited financial statements should be read in conjunction with the Company’s Consolidated Financial Statements, including notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2019. Other than the accounting pronouncement adopted during the three months ended May 31, 2019 related to accounting for leases as described below, there have been no changes to the Company’s significant accounting policies from those described in NOTE 2—Summary of Significant Accounting Policies to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2019.
The Company adopted Accounting Standards Update 2016-02, Leases, now commonly referred to as Accounting Standards Codification Topic 842 (“ASC 842”), effective March 1, 2019, using the modified retrospective method, which does not require adjustments to comparative periods nor require modified disclosures in those comparative periods.
Certain amounts for the three months ended May 31, 2018 have been reclassified to conform to the current period presentation.
The Company’s fiscal year ends on the last day of February, and the Company identifies fiscal years by the calendar years in which they end. For example, the fiscal year ending February 29, 2020 is referred to as “fiscal 2020.”
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

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
The Company has elected to exclude all taxes from the transaction price (e.g., sales, use, value-added, etc.). Revenue is recognized net of such taxes.
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

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
See NOTE 17—Segment Reporting for further information, including revenue by geographic area and significant product and service offerings.
Contract Balances
Timing of revenue recognition may differ from the timing of invoicing to customers. The Company records a receivable when revenue is recognized prior to invoicing, or deferred revenue when revenue is recognized subsequent to invoicing. For multi-year arrangements, the Company will generally invoice customers upfront or annually at the beginning of each annual coverage period. See below for the accounting policy related to receivables and see NOTE 13—Deferred Revenue and Performance Obligations for further information on deferred revenue balances.
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

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Deferred selling costs
Deferred commissions are the incremental costs that are directly associated with non-cancellable subscription contracts with customers and consist of sales commissions and certain related fringe benefits earned by the Company’s sales force. The commissions are deferred and amortized on a straight-line basis over a period that approximates the subscription period. In determining the period that approximates the subscription period, the Company utilizes a portfolio approach that allows for the analysis of customer contracts with similar characteristics. The Company has determined that the effects on the financial statements of the portfolio approach would not differ materially from an individual customer contract analysis approach. The commission payments are paid in full subsequent to the month in which the customer’s service commences. The deferred commission amounts are recoverable through the future revenue streams under the non-cancellable customer contracts. In addition, the Company has the ability and intent under the commission plans with its sales force to recover commissions previously paid to its sales force in the event that customers breach the terms of their subscription agreements and do not fully pay for their subscription agreements. See NOTE 6—Deferred Selling Costs for further information on deferred commissions and the related amortization of deferred commissions.
Leases
The Company determines if an arrangement is a lease at inception. As part of that determination, the Company considers whether there is an implicitly or explicitly identified asset in an arrangement and whether the Company, as the lessee, has the right to control that asset.
Operating leases are included in operating right-of-use (“ROU”) assets, accounts payable and accrued expenses, and operating lease liabilities in the Company’s Consolidated Balance Sheets. Finance leases are included in property and equipment, other current obligations, and other long-term obligations in the Company’s Consolidated Balance Sheets.
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Variable lease payments, other than those based on a rate or index, are not included in the recognition of ROU assets and lease liabilities but instead are recognized in the Consolidated Statement of Operations in the period in which the obligation for those payments is incurred. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit borrowing rate, the Company’s incremental borrowing rate at commencement date is used to determine the present value of lease payments. The lease terms may include options to extend or to purchase when it is reasonably certain that the Company will exercise those options. For termination options, the Company will adjust the lease term unless it is reasonably certain that the option will not be taken. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
The Company has lease arrangements with both lease and non-lease components, which are generally accounted for as a single lease component. Additionally, for certain equipment leases, the Company applies a portfolio approach to effectively account for the operating lease ROU assets and liabilities.
Recent accounting pronouncements
Accounting pronouncements adopted
In August 2018, the FASB issued Accounting Standards Update 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) (“ASU 2018-15”). The FASB issued ASU 2018-15 to align the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license. The Company early adopted this standard effective March 1, 2019. The adoption of this standard did not significantly impact the Company’s Consolidated Financial Statements.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The FASB issued ASU 2016-02 to increase transparency and comparability among organizations with respect to accounting for leases by requiring the recognition of ROU assets and lease liabilities on the balance sheet. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Along with ASU 2016-02, the Company also adopted Accounting Standards Update 2018-10, Codification Improvements to Topic 842 Leases (“ASU 2018-10”), Accounting Standards Update 2018-11, Targeted Improvements to Topic 842 Leases (“ASU 2018-11”), Accounting Standards Update 2018-20, Leases (Topic 842) Narrow-Scope Improvements for Lessors (“ASU 2018-20”) and Accounting Standards Updated 2019-01, Leases (Topic 842): Codification Improvements (“ASU 2019-01”), now commonly referred to as Accounting Standards Codification Topic 842 (“ASC 842”). The Company adopted ASC 842 as of March 1, 2019.
The Company adopted ASC 842 using the transition method, which does not require adjustments to comparative periods nor require modified disclosures in those comparative periods. The Company elected the transition package of practical expedients permitted within the new standard, which among other things, allows the carryforward of the historical lease classification. Further, upon adoption of the new guidance, the Company elected the practical expedients to combine lease and non-lease components for all asset classes and to not recognize ROU assets and lease liabilities for short-term leases for all asset classes.
ASC 842 had a material impact on the Company’s Consolidated Balance Sheets, but did not have an impact on the Consolidated Statements of Operations. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. At adoption, the Company recognized operating ROU assets of $237.4 million and operating lease liabilities of $244.5 million. Finance leases are not significant to the Company’s financials. The transition adjustment recognized in retained earnings as of March 1, 2019, was not material.
See NOTE 4—Leases for further information on the Company’s lease arrangements.
NOTE 3—Accounts Receivable
Accounts receivable are presented net of an allowance for doubtful accounts. Activity in the Company’s allowance for doubtful accounts is presented in the following table (in thousands):

As of	Balance at beginning of period	Charged to (recovery of) expense	Adjustments (1)	Balance at end of period
February 28, 2019	$2,167	3,247	(853)	$4,561
May 31, 2019	$4,561	(195)	86	$4,452
_______________

(1)	Represents foreign currency translation adjustments and amounts written-off as uncollectible accounts receivable.
Included in accounts receivable, net of allowance for doubtful accounts, are unbilled receivables of $43.3 million and $40.2 million as of May 31, 2019 and February 28, 2019, respectively.
As of May 31, 2019, no individual customer accounted for 10% or more of the Company’s total accounts receivable. As of February 28, 2019, the Company had one customer whose accounts receivable balance individually represented 10%of total accounts receivable.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 4—Leases
The Company has operating and finance leases for office locations, research and development facilities, data centers and certain equipment.
Supplemental balance sheet information related to leases was as follows (in thousands, except for lease term and discount rate):

	Balance Sheet Classification	May 31, 2019	February 28, 2019
Assets:
Operating	Operating right-of-use assets, net	$224,371	$—
Finance	Property and equipment, net of accumulated depreciation and amortization	579	281
Total leased assets		$224,950	$281

Liabilities:
Current:
Operating	Accounts payable and accrued expenses	$46,633	$—
Finance	Other current obligations	256	282
Long-term:
Operating	Operating lease liabilities	188,133	—
Finance	Other long-term obligations	336	6
Total lease liabilities		$235,358	$288

Prior to the adoption of ASC 842 on March 1, 2019, ROU assets and lease liabilities for operating leases were not recognized in the Consolidated Balance Sheets. The Company elected the practical expedient to not provide a comparable presentation in the Consolidated Balance Sheets for periods prior to adoption.
Supplemental information related to leases was as follows:

May 31, 2019
Weighted average remaining lease term:
Operating leases	7.33 years
Finance leases	3.45 years

May 31, 2019
Weighted average discount rate:
Operating leases	3.7%
Finance leases	3.3%

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The components of lease expense were as follows (in thousands):

		Three Months Ended
	Statement of Operations Classification	May 31, 2019	May 31, 2018
Operating lease expense	Cost of revenue, Operating expense	$14,666	see note (1)
Variable lease expense	Cost of revenue, Operating expense	1,176	see note (1)
Finance lease expense:
Amortization of leased assets	Cost of revenue, Operating expense	146	276
Interest on lease liabilities	Interest expense	6	7
Total lease expense (2)		$15,994	$283
____________________

(1)	Rent expense under operating leases was $13.4 million for the three months ended May 31, 2018.

(2)	Sublease income is recognized as a reduction to operating expense in the Consolidated Statement of Operations and is not material.

Supplemental cash flow information related to leases was as follows (in thousands):

Three Months Ended May 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$14,043
Operating cash outflows from finance leases	$6
Financing cash outflows from finance leases	$112
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$762
Finance leases	$133

Maturities of lease liabilities were as follows (in thousands):

Fiscal Year	Operating leases	Finance leases
2020 (excluding the three months ended May 31, 2019)	$40,737	$258
2021	47,858	101
2022	42,467	101
2023	33,438	101
2024	26,339	82
Thereafter	79,125	—
Total lease payments	269,964	643
Less imputed interest	(35,198)	(51)
Total	$234,766	$592

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table, which was included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2019, depicts gross minimum lease payments under non-cancellable operating and capital leases (in thousands):

Fiscal Year	Operating Leases	Capital Leases
2020	$60,722	$282
2021	51,060	6
2022	41,173	—
2023	32,016	—
2024	27,479	—
Thereafter	79,530	—
Total minimum lease payments	$291,980	$288

The difference between the Company’s total lease commitments as reported at February 28, 2019 compared to the March 1, 2019 ROU asset balance in the Consolidated Balance Sheets is primarily due to the required use of a discount factor (imputed interest) under the new lease guidance and certain amounts that are not included in the ROU asset under the new lease guidance.
NOTE 5—Identifiable Intangible Assets
Identifiable intangible assets consist primarily of trademarks, copyrights and patents, purchased technologies, customer and reseller relationships and covenants not to compete, all of which are amortized over the estimated useful life, generally on a straight-line basis, with the exception of customer and reseller relationships, which are generally amortized over the greater of straight-line over the estimated useful life or the related asset’s pattern of economic benefit. Useful lives range from two years to 10 years. As of May 31, 2019 and February 28, 2019, trademarks with an indefinite estimated useful life totaled $11.2 million and $11.4 million, respectively.
The following is a summary of identifiable intangible assets (in thousands):

	May 31, 2019			February 28, 2019
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Trademarks, copyrights and patents	$180,240	$(86,132)	$94,108	$176,704	$(82,967)	$93,737
Purchased technologies	218,561	(118,705)	99,856	219,196	(113,617)	105,579
Customer and reseller relationships	105,562	(102,047)	3,515	105,737	(100,947)	4,790
Covenants not to compete	15,661	(14,800)	861	15,787	(14,728)	1,059
Other intangible assets	8,833	(8,259)	574	8,833	(7,915)	918
Total identifiable intangible assets	$528,857	$(329,943)	$198,914	$526,257	$(320,174)	$206,083

Amortization expense associated with identifiable intangible assets recognized in the Company’s Consolidated Financial Statements is summarized as follows (in thousands):

	Three Months Ended
	May 31, 2019	May 31, 2018
Cost of revenue	$6,660	$6,485
Sales and marketing	1,194	1,362
Research and development	34	34
General and administrative	2,517	2,373
Total amortization expense	$10,405	$10,254

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 6—Deferred Selling Costs
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
Current and non-current deferred commissions are included in Prepaid expenses and Other assets, respectively, in the Company’s Consolidated Balance Sheets and are as follows (in thousands):

	May 31, 2019	February 28, 2019
Deferred commissions, current	$183,462	$201,971
Deferred commissions, non-current	45,860	47,849
Total deferred commissions	$229,322	$249,820

Amortization of deferred commissions is included in Sales and marketing expense in the Company’s Consolidated Statements of Operations. Amortization expense related to deferred commissions totaled $64.3 million and $56.2 million for the three months ended May 31, 2019 and May 31, 2018, respectively. There was no impairment loss in relation to the costs capitalized for the periods presented.
NOTE 7—Derivative Instruments
The Company transacts business in various foreign countries and is, therefore, subject to risk of foreign currency exchange rate fluctuations. From time to time, the Company enters into forward contracts to economically hedge transactional exposure associated with commitments arising from trade accounts receivable, trade accounts payable and fixed purchase obligations denominated in a currency other than the functional currency of the respective operating entity. All derivative instruments are recognized in the Consolidated Balance Sheets at their respective fair values. The Company has elected not to prepare and maintain the documentation required to qualify for hedge accounting treatment and, therefore, changes in fair value are recognized in the Consolidated Statements of Operations. See NOTE 16—Assets and Liabilities Measured at Fair Value on a Recurring Basis for information regarding the fair value hierarchy of derivative instruments.
The effects of derivative instruments on the Company’s Consolidated Financial Statements are as follows (in thousands):

	May 31, 2019			Classification of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended May 31, 2019
	Balance Sheet Classification	Fair Value	Notional Value
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$233	$18,185	Other expense, net	$645
Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	(173)	42,821	Other expense, net	(651)
Total		$60	$61,006		$(6)

	May 31, 2018			Classification of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended May 31, 2018
	Balance Sheet Classification	Fair Value	Notional Value
Assets—foreign currency forward contracts not designated as hedges	Other current assets	$111	$21,554	Other expense, net	$289
Liabilities—foreign currency forward contracts not designated as hedges	Accounts payable and accrued expenses	(790)	28,112	Other expense, net	(1,136)
Total		$(679)	$49,666		$(847)

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 8—Income Taxes
The effective tax rate for the three months ended May 31, 2019 of (1.8)% differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits from share-based compensation, research tax credits and other discrete net tax benefits primarily related to an intra-entity transfer of assets. Tax expense for the three months ended May 31, 2019 included net discrete tax benefits of $28.8 million.
For the three months ended May 31, 2018, the Company’s then-effective tax rate of (1.5)% differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits from share-based compensation and research tax credits. Tax expense for the three months ended May 31, 2018, included net discrete tax benefits of $26.8 million primarily related to net excess tax benefits from share-based compensation.
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
As of May 31, 2019, it is reasonably possible that total unrecognized tax benefits, including interest, may be reduced by approximately $68.2 million within the next 12 months primarily as a result of audit settlements in various tax jurisdictions, most of which would affect the Company’s effective tax rate.
NOTE 9—Convertible Notes
Convertible note offering
On October 7, 2014, the Company completed its offering of $805.0 million aggregate principal amount of the convertible notes. The convertible notes were sold in a private placement under a purchase agreement, dated as of October 1, 2014, entered into by and among the Company and the initial purchasers, for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. For additional information, see NOTE 12—Convertible Notes to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2019.
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
Effective April 1, 2019, holders may convert their convertible notes at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the convertible notes. Upon conversion of the convertible notes on or after April 1, 2019, holders will receive on October 1, 2019 cash equal to the principal amount of the notes converted and shares of the Company’s common stock for the excess conversion value; provided that if the Merger is completed prior to October 1, 2019, then converting holders will receive cash for each $1,000 principal amount of convertible notes being converted equal to the conversion rate then in effect multiplied by the same per share cash consideration a common stockholder would receive in the Merger, subject to certain adjustments.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

During the first quarter of the fiscal year ending February 29, 2020, the Company settled notices of conversion with respect to $116.2 million aggregate principal amount of the convertible notes and elected to settle such conversions by paying cash for the principal amount and issuing 943,513 shares of common stock for the excess conversion value. The Company recognized a loss on settled conversions of $0.2 million for the three months ended May 31, 2019. Total settled conversions as of May 31, 2019 amounted to $614.6 million aggregate principal amount of the convertible notes. The Company settled conversions of $3.0 million in principal amount of the convertible notes in the second quarter of the fiscal year ending February 29, 2020 by paying cash for the principal amount and issuing shares of common stock for the excess conversion value.
Based on the closing price of the Company’s common stock of $184.30 on the last trading day of the first quarter of the fiscal year ending February 29, 2020, the if-converted value of the convertible notes as of May 31, 2019 exceeded their principal amount by approximately $287.6 million.
The Company classified the net carrying amount of the convertible notes as a current liability as it is expected to be cash-settled on or prior to October 1, 2019. The equity component of the convertible notes continues to be classified as additional paid-in capital as of May 31, 2019 because the Company had the option to settle the principal amount in shares.
The conversion rate is subject to customary anti-dilution adjustments. If certain corporate events described in the Indenture occur prior to the maturity date, the conversion rate will be increased for a holder who elects to convert its convertible notes in connection with such corporate events in certain circumstances.
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

	May 31, 2019	February 28, 2019
Liability component:
Principal	$190,396	$306,552
Less: debt issuance costs	(211)	(595)
Less: debt discount	(1,632)	(4,590)
Net carrying amount	$188,553	$301,367
Equity component (1)	$22,916	$36,897
__________
(1) Recognized in the Consolidated Balance Sheets in Additional paid-in capital.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table includes total interest expense recognized related to the convertible notes (in thousands):

	Three Months Ended
	May 31, 2019	May 31, 2018
Coupon rate 0.25% per year, payable semiannually	$69	$471
Amortization of convertible note issuance costs — liability component	384	831
Accretion of debt discount	1,501	5,007
Total interest expense related to convertible notes	$1,954	$6,309

The fair value of the convertible notes, which was determined based on inputs that are observable in the market (Level 2), and the carrying value of convertible notes (the carrying value excludes the equity component of the convertible notes classified in equity) is as follows (in thousands):

	May 31, 2019
	Fair Value	Carrying Value
Convertible notes	$188,798	$188,553

Convertible note hedge and warrant transactions
On October 1, 2014, the Company entered into convertible note hedge transactions and warrant transactions with certain of the initial purchasers of the convertible notes or their respective affiliates. In connection with the conversions of the convertible notes that settled in the first quarter of the fiscal year ending February 29, 2020, the Company exercised a portion of the options that are part of the convertible note hedge transactions for 954,731 shares of the Company’s common stock.
The convertible note hedge transactions are expected to offset, to the extent the Company’s common stock per share price does not exceed the $101.65 strike price of the warrants, which is subject to adjustments upon the occurrence of certain events, the potential dilution with respect to shares of the Company’s common stock upon any conversion of the convertible notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted notes, as the case may be. To partially offset the $148.0 million cost of the convertible note hedge transactions, the Company issued warrants and received proceeds of $79.8 million. The number of shares of the Company’s common stock underlying the warrants total 10,965,630, the number of shares originally underlying the convertible notes and the convertible note hedge transactions. The combination of the convertible note hedge transactions and the warrant transactions effectively increases the initial conversion price of the convertible notes from $73.41 per share to $101.65 per share. As a result, the warrant transactions will have a dilutive effect with respect to the Company’s common stock to the extent that the market price per share of the Company’s common stock, as measured under the terms of the warrant transactions, exceeds the $101.65 strike price of the warrants. For the three months ended May 31, 2019 and May 31, 2018, the warrants were included in the computation of diluted shares outstanding because the warrants’ exercise price was less than the average market price of the Company’s common stock during the related period. However, subject to certain conditions, the Company may elect to settle all of the warrants in cash.
NOTE 10—Commitments and Contingencies
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

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

It is not possible to predict the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company’s obligations and the facts and circumstances involved in each particular agreement. The Company does not record a liability for claims related to indemnification unless the Company concludes that the likelihood of a material claim is probable and estimable. Payments pursuant to these indemnification claims during the three months ended May 31, 2019 and May 31, 2018 were, in the aggregate, immaterial.
NOTE 11—Legal Proceedings
The Company experiences routine litigation in the normal course of its business, including patent litigation. The Company presently believes that the outcome of this routine litigation will not have a material adverse effect on its financial position, results of operations or cash flows.
NOTE 12—Stockholders’ Equity
The following table summarizes the changes in the Company’s stockholders’ equity during the three months ended May 31, 2019 (in thousands):

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at February 28, 2019	244,403	$24	$2,791,895	$2,054,069	$(3,189,434)	$(42,622)	$1,613,932
Net income	—	—	—	141,120	—	—	141,120
Other comprehensive loss, net of tax	—	—	—	—	—	(5,036)	(5,036)
Vest and exercise of share-based awards	944	1	368	—	—	—	369
Common stock repurchase	—	—	—	—	—	—	—
Share-based compensation expense	—	—	50,168	—	—	—	50,168
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	—	(81,274)	—	—	—	(81,274)
Re-issuance of treasury stock under employee stock purchase plan		—	23,323	—	16,614	—	39,937
Convertible note conversions	943	—	(1,296)	—	—	—	(1,296)
Exercises of convertible note hedges	—	—	69,380	—	(69,364)	—	16
Other adjustments			541	—	(541)	—	—
Balance at May 31, 2019	246,290	$25	$2,853,105	$2,195,189	$(3,242,725)	$(47,658)	$1,757,936

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes the changes in the Company’s stockholders’ equity during the three months ended May 31, 2018 (in thousands):

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at February 28, 2018	238,689	$24	$2,416,080	$1,619,688	$(2,525,072)	$(32,596)	$1,478,124
Net income	—	—	—	113,190	—	—	113,190
Other comprehensive loss, net of tax	—	—	—	—	—	(10,905)	(10,905)
Vest and exercise of share-based awards	905	—	875	—	—	—	875
Common stock repurchase	—	—	(17,175)	—	(132,844)	—	(150,019)
Share-based compensation expense	—	—	46,005	—	—	—	46,005
Minimum tax withholdings paid by the Company on behalf of employees related to net settlement of employee share-based awards	—	—	(77,094)	—	—	—	(77,094)
Re-issuance of treasury stock under employee stock purchase plan		—	18,471	—	13,740	—	32,211
Convertible note conversions	185	—	(835)	—	—	—	(835)
Exercises of convertible note hedges		—	13,598	—	(13,598)	—	—
Cumulative-effect adjustment from adoption of ASU 2016-01		—	—	392	—	—	392
Balance at May 31, 2018	239,779	$24	$2,399,925	$1,733,270	$(2,657,774)	$(43,501)	$1,431,944

Share repurchase programs
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
During the three months ended May 31, 2019, the Company did not repurchase any shares of its common stock under this repurchase plan program.
From its commencement on July 1, 2018 through May 31, 2019, the Company repurchased 1,838,241 shares of its common stock at an aggregate cost of $262.8 million under this repurchase program.
As of May 31, 2019, the amount available under this program for the repurchase of the Company’s common stock was $737.2 million, which remains unchanged from February 28, 2019. Pursuant to the Merger Agreement, the Company does not anticipate additional repurchases of the Company’s common stock prior to the consummation of the Merger with IBM.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Accumulated other comprehensive loss
Accumulated other comprehensive loss was comprised of the following (in thousands):

	May 31, 2019	February 28, 2019
Accumulated loss from foreign currency translation adjustment, net of tax	$(47,756)	$(41,500)
Accumulated unrealized gain (loss), net of tax, on available-for-sale securities	98	(1,122)
Accumulated other comprehensive loss	$(47,658)	$(42,622)

NOTE 13—Deferred Revenue and Performance Obligations
Activity in the Company’s deferred revenue accounts is presented in the following table (in thousands):

	February 28, 2019	Revenue recognized from opening balance	Deferred revenue, net (1)	May 31, 2019
Deferred revenue, short-term	$2,161,206	$(705,210)	$560,492	$2,016,488
Deferred revenue, long-term	821,218	—	(40,175)	781,043
Total deferred revenue	$2,982,424	$(705,210)	$520,317	$2,797,531
____________________

(1)	Includes revenue recognized from current period customer contracts and the impact from foreign currency exchange rate fluctuations.
As of May 31, 2019, the value of customer contracts allocated to performance obligations not yet satisfied, including $2.80 billion of total deferred revenue, was approximately $3.75 billion, of which approximately 60% is expected to be recognized as revenue within the next 12 months and the remainder thereafter.
In addition to the approximately $3.75 billion of customer contract value allocated to performance obligations not yet satisfied, as of May 31, 2019, the Company has offered customers options to purchase additional services at an agreed-upon price per hour that total approximately $163.9 million.
The summation of the customer contract value allocated to performance obligations not yet satisfied and the options to purchase additional services equals approximately $3.91 billion, which the Company considers as its total backlog.
NOTE 14—Earnings Per Share
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
The following table reconciles the numerators and denominators of the earnings per share (“EPS”) calculation (in thousands, except per share amounts):

	Three Months Ended
	May 31, 2019	May 31, 2018
Net income available to common stockholders	$141,120	$113,190
Weighted average common shares outstanding	177,400	177,302
Incremental shares attributable to assumed vesting or exercise of outstanding equity award shares	2,803	3,833
Dilutive effect of convertible notes	1,554	5,686
Dilutive effect of warrants	4,878	3,918
Diluted shares	186,635	190,739
Diluted net income per share	$0.76	$0.59

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

With respect to the Company’s convertible notes, the Company will settle the principal amount of the convertible notes in cash upon conversion. As a result, upon conversion of the convertible notes, only the amounts payable in excess of the principal amounts of the convertible notes are considered in diluted EPS under the treasury stock method. See NOTE 9—Convertible Notes for detailed information on the convertible notes.
Warrants to purchase 10,965,630 shares of the Company’s common stock at $101.65 per share were outstanding during the three months ended May 31, 2019 and May 31, 2018. For the three months ended May 31, 2019 and May 31, 2018, the warrants were included in the computation of diluted EPS because the warrants’ exercise price was less than the average market price of the Company’s common stock during the related period.
The following share awards are not included in the computation of diluted EPS because the aggregate value of proceeds considered received upon either exercise or vesting was greater than the average market price of the Company’s common stock during the related periods and the effect of including such share awards in the computation would be anti-dilutive (in thousands):

	Three Months Ended
	May 31, 2019	May 31, 2018
Number of shares considered anti-dilutive for calculating diluted EPS	43	—

NOTE 15—Share-based Awards
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
The following summarizes share-based compensation expense recognized in the Company’s Consolidated Financial Statements (in thousands):

	Three Months Ended
	May 31, 2019	May 31, 2018
Cost of revenue	$4,945	$5,128
Sales and marketing	21,904	19,520
Research and development	16,002	14,782
General and administrative	7,317	6,575
Total share-based compensation expense (1)	$50,168	$46,005
__________

(1)
Total share-based compensation expense included $1.7 million and $4.0 million, respectively, of expense related to the Company’s employee stock purchase plan (“ESPP”) for the three months ended May 31, 2019 and May 31, 2018.

Share-based compensation expense qualifying for capitalization was insignificant for each of the three months ended May 31, 2019 and May 31, 2018. Accordingly, no share-based compensation expense was capitalized during these periods.

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes the Company’s share-based awards granted, by type:

	Three Months Ended
	May 31, 2019			May 31, 2018
	Shares and Share Units Underlying Awards		Weighted Average Per Share Award Fair Value	Shares and Share Units Underlying Awards		Weighted Average Per Share Award Fair Value
Service-based shares and share units	885,436	(1)(2)	$183.37	669,450	(1)	$160.53
Performance share units—target	—		$—	173,014		$163.56
Performance share awards	—		$—	64,219	(2)	$163.56
Total share-based awards	885,436		$183.37	906,683		$161.32

_________

(1)
Service-based shares and share units granted during the three months ended May 31, 2019 include 639,439 share units that vest over a three-year period with one-third vesting on the first anniversary of the grant date and one-twelfth vesting quarterly over the remaining two years and 56,487 share units that vest over a three-year period with one-third vesting annually over the three-year period. Service-based share units granted during the three months ended May 31, 2018 vest over a four-year period with one-quarter vesting annually over the four- year period.

(2)
Service-based shares and share units granted during the three months ended May 31, 2019 include 189,510 restricted stock awards that vest over a three-year period with one-third vesting annually over the three-year period. Restricted stock awards granted during the three months ended May 31, 2018 were subject to the achievement of a specified dollar amount of revenue for fiscal 2019 (the “RSA Performance Goal”). Since the Company achieved the RSA Performance Goal, 25% of the restricted stock vests on or about July 16, 2019, and the remainder vests ratably on a quarterly basis over the course of the subsequent three-year period, provided that the grantee’s business relationship with the Company has not ceased.

NOTE 16—Assets and Liabilities Measured at Fair Value on a Recurring Basis
Fair value is defined as the exchange price that would be received for the purchase of an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for such asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value should maximize the use of observable inputs and minimize the use of unobservable inputs. To measure fair value, the Company uses the following fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable:
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
The following table summarizes the composition and fair value hierarchy of the Company’s financial assets and liabilities at May 31, 2019 (in thousands):

	May 31, 2019	Level 1	Level 2	Level 3
Assets:
Money markets (1)	$901,570	$901,570	$—	$—
Available-for-sale securities (1):
Commercial paper	255,780	—	255,780	—
U.S. agency securities	203,135	—	203,135	—
Corporate securities	162,662	—	162,662	—
Foreign currency derivatives (2)	233	—	233	—
Liabilities:
Foreign currency derivatives (3)	(173)	—	(173)	—
Total	$1,523,207	$901,570	$621,637	$—
__________

(1)
Included in Cash, cash equivalents and restricted cash, Investments in debt securities, short-term or Investments in debt securities, long-term in the Company’s Consolidated Balance Sheet at May 31, 2019, in addition to $1.14 billion of cash.

(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet at May 31, 2019.

(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet at May 31, 2019.

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
__________

(1)
Included in Cash, cash equivalents and restricted cash, Investments in debt securities, short-term or Investments in debt securities, long-term in the Company’s Consolidated Balance Sheet at February 28, 2019, in addition to $943.3 million of cash.

(2)	Included in Other current assets in the Company’s Consolidated Balance Sheet at February 28, 2019.

(3)	Included in Accounts payable and accrued expenses in the Company’s Consolidated Balance Sheet at February 28, 2019.
The following table represents the Company’s investments measured at fair value as of May 31, 2019 (in thousands):

					Balance Sheet Classification
	Amortized Cost	Gross Unrealized		Aggregate Fair Value	Cash Equivalent Marketable Securities	Investments in debt securities, short-term	Investments in debt securities, long-term
		Gains	Losses (1)
Money markets	$901,570	$—	$—	$901,570	$901,570	$—	$—
Commercial paper	255,780	—	—	255,780	255,780	—	—
U.S. agency securities	203,746	13	(624)	203,135	—	68,682	134,453
Corporate securities	162,629	284	(251)	162,662	—	108,943	53,719
Total	$1,523,725	$297	$(875)	$1,523,147	$1,157,350	$177,625	$188,172
__________

(1)
As of May 31, 2019, there were $0.9 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer. The aggregate related fair value of investments with unrealized losses was $268.0 million.

The following table summarizes the stated maturities of the Company’s investment in available-for-sale securities (in thousands):

	As of May 31, 2019	Less than 1 Year	1-5 Years	More than 5 Years
Maturity of available-for-sale debt securities	$365,797	$177,625	$188,172	$—

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
__________

(1)
As of February 28, 2019, there were $2.6 million of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer. The aggregate related fair value of investments with unrealized losses was $387.8 million.

NOTE 17—Segment Reporting
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
The following summarizes revenue from unaffiliated customers; income (loss) from operations; total cash, cash equivalents and available-for-sale investment securities and total assets by geographic segment (in thousands):

	Americas	EMEA	Asia Pacific	Corporate (1)	Consolidated
	Three Months Ended May 31, 2019
Revenue from unaffiliated customers	$582,290	$216,951	$134,870	$—	$934,111
Income (loss) from operations	$83,555	$54,909	$43,822	$(50,168)	$132,118
Total cash, cash equivalents, restricted cash and available-for-sale investment securities	$1,429,795	$730,228	$501,170	$—	$2,661,193
Total assets	$3,567,096	$1,258,782	$748,061	$—	$5,573,939
	Three Months Ended May 31, 2018
Revenue from unaffiliated customers	$500,306	$195,148	$118,076	$—	$813,530
Income (loss) from operations	$71,864	$48,860	$37,437	$(46,005)	$112,156
Total cash, cash equivalents, restricted cash and available-for-sale investment securities	$1,524,311	$576,171	$426,647	$—	$2,527,129
Total assets	$3,559,900	$1,015,187	$616,474	$—	$5,191,561
 _______________

(1)	Amounts represent share-based compensation expense that was not allocated to geographic segments.

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

	Three Months Ended
	May 31, 2019	May 31, 2018
U.S., the Company’s country of domicile	$511,716	$442,421
Foreign	422,395	371,109
Total revenue from unaffiliated customers	$934,111	$813,530

Total tangible long-lived assets located in the U.S., the Company’s country of domicile, and similar tangible long-lived assets held outside the U.S. are summarized in the following table (in thousands):

	May 31, 2019	February 28, 2019
U.S., the Company’s country of domicile	$131,071	$129,387
Foreign	68,944	69,582
Total tangible long-lived assets	$200,015	$198,969

Supplemental information about major customers
For each of the three months ended May 31, 2019 and May 31, 2018, the U.S. government and its agencies represented in the aggregate approximately 11% and 10% of the Company’s total revenue, respectively.
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

	Three Months Ended
	May 31, 2019	May 31, 2018
Subscription revenue:
Infrastructure-related offerings	$580,306	$522,402
Application Development-related and other emerging technology offerings	234,646	189,119
Total subscription revenue	814,952	711,521
Training and services revenue:
Consulting services	93,423	79,147
Training	25,736	22,862
Total training and services revenue	119,159	102,009
Total revenue	$934,111	$813,530

RED HAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 18—Business Combinations
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
Pro forma consolidated financial information
Pro forma consolidated financial information for the three months ended May 31, 2019 has not been provided because the acquisition of Noobaa would not have had a significant impact on consolidated operating results if the acquisition had closed on March 1, 2018.
Goodwill and other business combinations
The following is a summary of goodwill (in thousands):

Balance at February 28, 2019	$1,276,853
Impact of foreign currency fluctuations	(3,359)
Balance at May 31, 2019	$1,273,494

The excess of purchase price paid for Noobaa and other acquisitions over the fair value of the net assets acquired was recognized as goodwill. Goodwill comprises the majority of the purchase price paid for each of the acquired businesses because these businesses were focused on emerging technologies such as development and operations automation, cloud-enabling technologies and software-defined storage technologies, which consequently—at the time of acquisition—generated relatively little revenue. However, these acquired businesses, with their assembled, highly-specialized workforces and community of contributors, are expected to both expand the Company’s existing technology portfolio and advance the Company’s market position overall in open source solutions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
We are a leading global provider of open source software solutions, using a community-powered approach to develop and offer reliable and high-performing operating system, virtualization, management, middleware, cloud and storage technologies.
On October 28, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with International Business Machines Corporation, a New York corporation (“IBM”), and Socrates Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of IBM (“Sub”), pursuant to which IBM has agreed to acquire us (the “Merger”) for $190.00 per share for each share of our common stock issued and outstanding immediately prior to the effective time of the Merger (“Effective Time”). Our Board of Directors and the Board of Directors of IBM each approved the Merger, and our stockholders approved the adoption of the Merger Agreement at a special meeting of stockholders on January 16, 2019. The Company continues to expect the transaction to close in the second half of 2019, subject to certain conditions, including receipt of regulatory approvals. We have incurred merger-related costs of $9.9 million, which are included in General and administrative expenses in our Consolidated Statement of Operations for the three months ended May 31, 2019. See NOTE 1—Company and Merger Agreement to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Non-GAAP disclosures
In accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”), the income statements of our non-U.S. operations are translated into U.S. dollars using the average exchange rates for each month in an applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of transactions denominated in foreign currencies results in increased revenue, as stated in U.S. dollars, for our non-U.S. operations. Similarly, revenue, as stated in U.S. dollars, for our non-U.S. operations decreases if the U.S. dollar strengthens against foreign currencies. In this Part I, Item 2, we disclose non-GAAP amounts and growth rates that exclude the impact of foreign currency exchange rate fluctuations for the three months ended May 31, 2019 in an effort to provide a comparable framework for assessing how our business performed when compared to the three months ended May 31, 2018. To compute the non-GAAP impact of foreign currency exchange rate fluctuations, we translate amounts from our non-U.S. operations for the three months ended May 31, 2019 using the average foreign currency exchange rate for the three months ended May 31, 2018.
Revenue
The growth rates of subscription revenue by offering type, training and services revenue and total revenue, as reported and excluding the impact of foreign currency exchange rate fluctuations, for the three months ended May 31, 2019 versus the three months ended May 31, 2018 are as follows (in thousands):

	Three Months Ended
	May 31, 2019	May 31, 2018	Year-Over-Year Growth Rate
Infrastructure-related subscription revenue, as reported	$580,306	$522,402	11.1%
Adjustment for foreign currency exchange rates	15,207	—
Infrastructure-related subscription revenue, excluding foreign currency impact	595,513	522,402	14.0%

Application Development-related and other emerging technology subscription revenue, as reported	234,646	189,119	24.1%
Adjustment for foreign currency exchange rates	8,903	—
Application Development-related and other emerging technology subscription revenue, excluding foreign currency impact	243,549	189,119	28.8%

Total subscription revenue, as reported	814,952	711,521	14.5%
Adjustment for foreign currency exchange rates	24,110	—
Total subscription revenue, excluding foreign currency impact	839,062	711,521	17.9%

Total training and services revenue, as reported	119,159	102,009	16.8%
Adjustment for foreign currency exchange rates	5,240	—
Total training and services revenue, excluding foreign currency impact	124,399	102,009	21.9%

Total revenue, as reported	934,111	813,530	14.8%
Adjustment for foreign currency exchange rates	29,350	—
Total revenue, excluding foreign currency impact	$963,461	$813,530	18.4%

Subscription revenue
Our enterprise technologies are delivered primarily under subscription agreements. These agreements typically have a one- or three-year subscription period. A subscription generally entitles a customer to, among other things, a specified level of support, as well as security updates, fixes, functionality enhancements, upgrades to the technologies, each if and when available, and compatibility with an ecosystem of certified hardware and software. Subscription revenue increased sequentially for the first quarter of fiscal 2020 and for each quarter of fiscal 2019 and fiscal 2018 and was driven primarily by the increased use of our offerings by customers and our expansion of sales channels and geographic footprint during these periods.
Subscription revenue increased 14.5%, or $103.4 million, for the three months ended May 31, 2019 as compared to the three months ended May 31, 2018. Excluding the impact of foreign currency exchange rate fluctuations, subscription revenue increased by 17.9% for the three months ended May 31, 2019. The increase in subscription revenue is driven primarily by additional subscriptions related to our Red Hat Enterprise Linux, Red Hat Middleware and certain emerging technology offerings: Ansible, OpenShift and OpenStack. The increase is, in part, a result of the continued migration of enterprises in industries such as financial services, government and telecommunications to our open source solutions from proprietary technologies. We believe revenue growth for subscriptions related to our Red Hat Enterprise Linux offerings has moderated primarily due to certain deals renewing in prior years with terms that extend beyond fiscal 2020. Additionally, we believe revenue growth in our Middleware portfolio has moderated as customers shift their workloads from traditional Java deployments to containerized environments with middleware-as-a-service on OpenShift. We believe this transition will impact the revenue growth of the Middleware portfolio throughout the remainder of fiscal 2020.
Training and services revenue
Training and services revenue increased 16.8%, or $17.2 million, for the three months ended May 31, 2019 as compared to the three months ended May 31, 2018. Excluding the impact of foreign currency exchange rate fluctuations, training and services revenue increased by 21.9%. The increase is driven primarily by customer interest in new products and increased demand for consulting projects supporting Ansible and OpenShift solutions.
Deferred revenue and billings proxy
Year-to-date deferred revenue
Our deferred revenue, current and long-term, balance at May 31, 2019 was $2.80 billion. Total deferred revenue at May 31, 2019 decreased 6.2%, or $184.9 million, as compared to the balance of $2.98 billion at February 28, 2019. Excluding the impact of foreign currency exchange rate fluctuations, total deferred revenue decreased by 5.3%, or $158.7 million, from February 28, 2019 to May 31, 2019, which is the change in deferred revenue reported in our Consolidated Statements of Cash Flows. The decrease in deferred revenue is primarily attributable to our typically lower seasonal first quarter billings.
Below is a summary of our deferred revenue, as reported and excluding the impact of foreign currency exchange rate fluctuations for May 31, 2019 and February 28, 2019 (in thousands):

	May 31, 2019	February 28, 2019	Year-to-Date Growth Rate
Current deferred revenue, as reported	$2,016,488	$2,161,206	(6.7)%
Adjustment for foreign currency exchange rates	17,628	—
Current deferred revenue, excluding foreign currency impact	$2,034,116	$2,161,206	(5.9)%

Long-term deferred revenue, as reported	$781,043	$821,218	(4.9)%
Adjustment for foreign currency exchange rates	8,536	—
Long-term deferred revenue, excluding foreign currency impact	$789,579	$821,218	(3.9)%

Total deferred revenue, as reported	$2,797,531	$2,982,424	(6.2)%
Adjustment for foreign currency exchange rates	26,164	—
Total deferred revenue, excluding foreign currency impact	$2,823,695	$2,982,424	(5.3)%

Year-over-year deferred revenue
Total deferred revenue increased by 14.4%, or $353.0 million, to $2.80 billion at May 31, 2019 from $2.44 billion at May 31, 2018. Excluding the impact of foreign currency exchange rate fluctuations, total deferred revenue increased by 16.8%, or $409.6 million, from May 31, 2018 to May 31, 2019. This increase in deferred revenue of $409.6 million is the summation of the changes in deferred revenue reported in our Consolidated Statements of Cash Flows for each quarter of the four-fiscal-quarter period ended May 31, 2019, which includes an insignificant amount of deferred revenue acquired from business combinations.
Below is a summary of our deferred revenue, as reported and excluding the impact of foreign currency exchange rate fluctuations for May 31, 2019 and May 31, 2018 (in thousands):

	May 31, 2019	May 31, 2018	Year-Over-Year Growth Rate
Current deferred revenue, as reported	$2,016,488	$1,721,300	17.1%
Adjustment for foreign currency exchange rates	37,314	—
Current deferred revenue, excluding foreign currency impact	$2,053,802	$1,721,300	19.3%

Long-term deferred revenue, as reported	$781,043	$723,207	8.0%
Adjustment for foreign currency exchange rates	19,307	—
Long-term deferred revenue, excluding foreign currency impact	$800,350	$723,207	10.7%

Total deferred revenue, as reported	$2,797,531	$2,444,507	14.4%
Adjustment for foreign currency exchange rates	56,621	—
Total deferred revenue, excluding foreign currency impact	$2,854,152	$2,444,507	16.8%
Billings proxy
We approximate our quarterly billings by adding revenue recognized in our Consolidated Statements of Operations to the change in total deferred revenue reported in our Consolidated Statements of Cash Flows. We use the change in deferred revenue as reported in our Consolidated Statements of Cash Flows because the amount has been adjusted for the impact of changes in foreign currency exchange rates used to translate deferred revenue balances from our foreign subsidiaries’ functional currencies into U.S. dollars.
Below is a summary of our billings proxy (in thousands):

	Three Months Ended
	May 31, 2019	May 31, 2018	Year-Over-Year Growth Rate
Revenue, as reported	$934,111	$813,530	14.8%
Change in deferred revenue, as reported on Statements of Cash Flows	(158,729)	(104,592)
Billings proxy	775,382	708,938	9.4%
Adjustment to revenue for foreign currency exchange rates	29,350	—
Billings proxy, excluding foreign currency impact	$804,732	$708,938	13.5%

We provide a calculation for a four-fiscal-quarter rolling average billings proxy, which is intended to neutralize quarterly fluctuations, as discussed below, to the growth rate of our billings proxy. Below is a summary of our four-fiscal-quarter period rolling average billings proxy (approximated as described above by adding revenue for the period with the change in deferred revenue as reported in our Consolidated Statements of Cash Flows for the same period) for the four-fiscal-quarter periods ended May 31, 2019 and May 31, 2018 (in thousands):

	Four-Fiscal-Quarter Period Ended
	May 31, 2019	May 31, 2018	Year-Over-Year Growth Rate
Four-fiscal-quarter period rolling average billings proxy	$973,074	$857,626	13.5%
Adjustment to revenue for foreign currency exchange rates	18,167	—
Four-fiscal-quarter period rolling average billings proxy, excluding foreign currency impact	$991,241	$857,626	15.6%
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
For information regarding total backlog, see NOTE 13—Deferred Revenue and Performance Obligations to our Consolidated Financial Statements.
Revenue by geography
For the three months ended May 31, 2019, approximately $422.4 million, or 45.2%, of our revenue was generated outside the U.S. compared to approximately $371.1 million, or 45.6%, for the three months ended May 31, 2018. Excluding the impact of foreign currency exchange rate fluctuations, our revenue generated outside the U.S. would have been 46.9%, or $451.7 million, of our total revenue for the three months ended May 31, 2019. Our international operations are expected to grow as our international sales force and channels become more mature and as we enter new locations outside the U.S. or expand our presence in existing international locations. As of May 31, 2019, we had offices in more than 105 locations throughout the world.
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

	Americas		EMEA		Asia Pacific		Consolidated
Three Months Ended	Revenue	YoY Growth %	Revenue	YoY Growth %	Revenue	YoY Growth %	Revenue	YoY Growth %
May 31, 2019, as reported	$582,290	16.4%	$216,951	11.2%	$134,870	14.2%	$934,111	14.8%
Adjustment for foreign currency exchange rates	5,786		17,523		6,041		29,350
May 31, 2019, excluding foreign currency impact	$588,076	17.5%	$234,474	20.2%	$140,911	19.3%	$963,461	18.4%

May 31, 2018, as reported	$500,306	14.1%	$195,148	35.8%	$118,076	24.6%	$813,530	20.2%
As we expand further within each region, we anticipate revenue growth rates in local currencies to become more similar among our geographic regions due to the similarity of products and services offered and the similarity in customer types or classes.
Gross profit margin
Gross profit margin decreased to 84.6% for the three months ended May 31, 2019 from 84.9% for the three months ended May 31, 2018. This decrease was primarily driven by additional cost of subscription revenue related to higher employee compensation expenses and investments in facility and technology infrastructure enhancements.

Gross profit margin by geography
Gross profit margins by our geographic regions were as follows:

	Americas	EMEA	Asia Pacific	Consolidated (1)
Three Months Ended May 31, 2019	85.1%	86.5%	82.9%	84.6%
Three Months Ended May 31, 2018	85.3%	87.9%	83.0%	84.9%
__________

(1)
Consolidated gross profit includes corporate (non-allocated) share-based compensation expense for the three months ended May 31, 2019 and May 31, 2018 of $4.9 million and $5.1 million, respectively. Share-based compensation expense was not allocated to geographic segments. For additional information, see NOTE 15—Share-based Awards to our Consolidated Financial Statements.

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
Income from operations
Operating income was 14.1% and 13.8% of total revenue for the three months ended May 31, 2019 and May 31, 2018, respectively. Operating expenses as a percent of total revenue decreased to 70.4% for the three months ended May 31, 2019 from 71.1% for the three months ended May 31, 2018 due primarily to increased sales productivity as well as efficiencies in our marketing and research and development support areas of the business.
Income from operations by geography
Operating income as a percentage of revenue generated by our geographic regions was as follows:

	Americas	EMEA	Asia Pacific	Consolidated (1)
Three Months Ended May 31, 2019	14.3%	25.3%	32.5%	14.1%
Three Months Ended May 31, 2018	14.4%	25.0%	31.7%	13.8%

__________

(1)
Consolidated operating income includes corporate (non-allocated) share-based compensation expense for the three months ended May 31, 2019 and May 31, 2018 of $50.2 million and $46.0 million, respectively. Share-based compensation expense was not allocated to geographic segments. For additional information, see NOTE 15—Share-based Awards to our Consolidated Financial Statements.

Cash, cash equivalents, restricted cash, investments in debt securities and cash flow from operations
Cash, cash equivalents, restricted cash and short-term and long-term available-for-sale investments in debt securities balances at May 31, 2019 totaled $2.66 billion. Cash generated from operating activities for the three months ended May 31, 2019 totaled $460.0 million, which represents an increase of 32.9% in operating cash flow as compared to the three months ended May 31, 2018. This increase is primarily due to collections on billings.
Our significant cash and investment balances give us a measure of flexibility to take advantage of opportunities such as acquisitions and increasing investment in our international operations.
Foreign currency exchange rates’ impact on results of operations
Approximately 45.2% of our revenue for the three months ended May 31, 2019 came from sales outside the U.S. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component of net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign-currency-denominated transactions results in increased revenue and operating expenses from operations for our non-U.S. operations. Similarly, our revenue and operating expenses will decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.

Using the average foreign currency exchange rates for the three months ended May 31, 2018, our revenue from non-U.S. operations for the three months ended May 31, 2019 would have been higher than we reported by approximately $29.4 million and operating expenses from non-U.S. operations for the three months ended May 31, 2019 would have been higher than we reported by approximately $23.9 million, which would have resulted in income from operations being higher by $5.5 million.

CRITICAL ACCOUNTING ESTIMATES
We prepare our consolidated financial statements in accordance with U.S. GAAP. Our significant accounting policies are disclosed in NOTE 2—Summary of Significant Accounting Policies to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2019 and describe our methods for applying U.S. GAAP in areas such as revenue recognition, deferred selling costs, fair value measurements, and foreign currency translation among other areas deemed significant. Other than the accounting pronouncement adopted during the first quarter of fiscal 2020 related to accounting for leases as described in NOTE 2—Summary of Significant Accounting Policies to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no changes to our significant accounting policies.
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
There have been no changes to “Critical Accounting Estimates” contained in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended February 28, 2019.

RESULTS OF OPERATIONS
Three months ended May 31, 2019 and May 31, 2018
The following table is a summary of our results of operations (in thousands):

	Three Months Ended (Unaudited)
	May 31, 2019	May 31, 2018	$ Change	% Change
Revenue:
Subscriptions	$814,952	$711,521	$103,431	14.5%
Training and services	119,159	102,009	17,150	16.8
Total revenue	934,111	813,530	120,581	14.8
Cost of revenue:
Subscriptions	61,899	52,173	9,726	18.6
As a % of subscription revenue	7.6%	7.3%
Training and services	82,384	70,526	11,858	16.8
As a % of training and services revenue	69.1%	69.1%
Total cost of revenue	144,283	122,699	21,584	17.6
As a % of total revenue	15.4%	15.1%
Gross profit	789,828	690,831	98,997	14.3
Operating expense:
Sales and marketing	394,201	348,815	45,386	13.0
Research and development	182,961	166,506	16,455	9.9
General and administrative	80,548	63,354	17,194	27.1
Total operating expense	657,710	578,675	79,035	13.7
Income from operations	132,118	112,156	19,962	17.8
Interest income	9,254	7,834	1,420	18.1
Interest expense	1,959	6,319	(4,360)	(69.0)
Other expense, net	766	2,194	(1,428)	(65.1)
Income before provision for income taxes	138,647	111,477	27,170	24.4
Benefit for income taxes	(2,473)	(1,713)	(760)	44.4
Net income	$141,120	$113,190	$27,930	24.7%
Gross profit margin—subscriptions	92.4%	92.7%
Gross profit margin—training and services	30.9%	30.9%
Gross profit margin	84.6%	84.9%
As a % of total revenue:
Subscription revenue	87.2%	87.5%
Training and services revenue	12.8%	12.5%
Sales and marketing expense	42.2%	42.9%
Research and development expense	19.6%	20.5%
General and administrative expense	8.6%	7.8%
Total operating expenses	70.4%	71.1%
Income from operations	14.1%	13.8%
Income before provision for income taxes	14.8%	13.7%
Net income	15.1%	13.9%
Effective income tax rate (1)	(1.8)%	(1.5)%
__________

(1)	See NOTE 8—Income Taxes to our Consolidated Financial Statements for further discussion.

Revenue
Subscription revenue
Subscription revenue, which is primarily comprised of direct and indirect sales of Red Hat offerings, increased by 14.5%, or $103.4 million, to $815.0 million for the three months ended May 31, 2019 from $711.5 million for the three months ended May 31, 2018.
Revenue derived from the sale of subscriptions supporting our Infrastructure-related offerings increased by 11.1%, or $57.9 million, to $580.3 million for the three months ended May 31, 2019 from $522.4 million for the three months ended May 31, 2018. The increase in subscription revenue is primarily due to increases in volumes sold, including additional subscriptions attributable to geographic expansion, and the continued migration of customers to our open source Linux platform from proprietary operating systems.
Revenue derived from the sale of subscriptions supporting our Application Development-related and other emerging technology offerings increased by 24.1%, or $45.5 million, to $234.6 million for the three months ended May 31, 2019 from $189.1 million for the three months ended May 31, 2018. The increase is primarily driven by additional subscriptions for certain emerging technology offerings: Ansible, OpenShift and OpenStack. We expect the growth rate of revenue derived from our Application Development-related and other emerging technology offerings to continue to exceed the growth rate of revenue derived from our Infrastructure-related offerings as our emerging technology offerings continue to gain broader market acceptance in the enterprise IT environment.
Training and services revenue
Training revenue includes fees paid by our customers for delivery of educational materials and instruction. Services revenue includes fees received from customers for consulting units regarding our offerings, deployment of Red Hat technologies and for delivery of added functionality to Red Hat technologies for our major customers and OEM partners. Total training and services revenue increased by 16.8%, or $17.2 million, to $119.2 million for the three months ended May 31, 2019 from $102.0 million for the three months ended May 31, 2018. Training revenue increased by 12.6%, or $2.9 million as a result of increased revenue generated from our Red Hat Learning Subscription (“RHLS”) offerings and increased consumption of training courses or units related to our emerging technology offerings. Services revenue increased by 18.0%, or $14.3 million, as a result of an increase in consulting engagements driven by increased demand for our open source cloud enabling solutions such as Ansible and OpenShift. We expect services revenue to continue growing as we continue to expand our reach by enabling our channel partners to provide consulting services on our behalf. Combined training and services revenue as a percentage of total revenue was 12.8% and 12.5% for the three months ended May 31, 2019 and May 31, 2018, respectively.
Cost of revenue
Cost of subscription revenue
The cost of subscription revenue primarily consists of expenses we incur to support, distribute and package Red Hat offerings. These costs include labor-related costs to provide technical support, security updates and fixes, as well as costs for fulfillment. Cost of subscription revenue increased by 18.6%, or $9.7 million, to $61.9 million for the three months ended May 31, 2019 from $52.2 million for the three months ended May 31, 2018. The overall increase is primarily due to employee compensation expense, which increased $7.8 million due to the expansion of our technical staff in order to meet the demands of our growing subscriber base for support, security updates and fixes, especially with respect to the increase in demand for our emerging technology offerings. The remaining expense increase is primarily related to $1.2 million higher expense associated with facility and technology infrastructure enhancements. As the number of open source technology subscriptions continues to increase, we expect associated support costs will continue to increase, although we anticipate this will occur at an overall slower rate than that of subscription revenue growth due to economies of scale. Gross profit margin on subscriptions decreased to 92.4% for the three months ended May 31, 2019 from 92.7% for the three months ended May 31, 2018.

Cost of training and services revenue
Cost of training and services revenue is mainly comprised of personnel and third-party consulting costs for the design, development and delivery of custom engineering, training courses and professional services provided to various types of customers. Cost of training and services revenue increased by 16.8%, or $11.9 million, to $82.4 million for the three months ended May 31, 2019 from $70.5 million for the three months ended May 31, 2018. The increase in cost to deliver training and services includes $8.3 million increased employee compensation expense, $1.7 million increased outside contractor fees and $1.3 million of additional travel-related expenses. The increase in employee compensation expense, outside contractor fees and travel-related expenses is due to the expansion of our professional consulting teams needed to meet the growing demand for services related to our emerging technology offerings. Total costs to deliver training and services as a percentage of training and services revenue remained constant at 69.1% for the three months ended May 31, 2019 and May 31, 2018.
Gross profit margin
Gross profit margin decreased to 84.6% for the three months ended May 31, 2019 from 84.9% for the three months ended May 31, 2018. This decrease was primarily driven by additional cost of subscription revenue related to higher employee compensation expenses and investments in facility and technology infrastructure enhancements.
Operating expenses
Sales and marketing
Sales and marketing expense consists primarily of salaries and other related costs for sales and marketing personnel, sales commissions, travel, public relations and marketing materials and trade shows. Sales and marketing expense increased by 13.0%, or $45.4 million, to $394.2 million for the three months ended May 31, 2019 from $348.8 million for the three months ended May 31, 2018. This increase was primarily due to a $29.6 million increase in selling costs, which includes $21.0 million of employee compensation expenses, $3.5 million of investments in sales enablement, $1.7 million of higher travel-related expenses and $1.6 million of event-related costs. The remaining increase relates to marketing costs, which grew 18.2%, or $15.8 million, for the three months ended May 31, 2019 as compared to the three months ended May 31, 2018 and includes incremental employee compensation expense and marketing program costs of $7.9 million and $6.7 million, respectively. Sales and marketing expense decreased as a percentage of revenue to 42.2% for the three months ended May 31, 2019 from 42.9% for the three months ended May 31, 2018 primarily as a result of additional sales productivity.
Research and development
Research and development expense consists primarily of personnel and related costs for development of software technologies and systems management offerings. Research and development expense increased by 9.9%, or $16.5 million, to $183.0 million for the three months ended May 31, 2019 from $166.5 million for the three months ended May 31, 2018. The increase in research and development costs primarily resulted from the expansion of our engineering group through both direct hires and business acquisitions as we continue investing in Application Development-related and other emerging technologies. Employee compensation expense increased by $14.7 million, offset by a decrease in outside contractor fees of $0.8 million. The remaining increase in research and development costs relates primarily to process and technology infrastructure enhancements, which increased by $2.2 million. Research and development expense was 19.6% of total revenue for the three months ended May 31, 2019 compared to 20.5% for the three months ended May 31, 2018.
General and administrative
General and administrative expense consists primarily of personnel and related costs for general corporate functions, including information systems, finance, accounting, legal, human resources and facilities expense. General and administrative expense increased by 27.1%, or $17.2 million, to $80.5 million for the three months ended May 31, 2019 from $63.4 million for the three months ended May 31, 2018. The increase in general and administrative expense is primarily due to merger-related costs of $9.9 million related to the pending Merger with IBM, increased employee compensation expenses of $5.6 million and $4.9 million higher expense associated with facility and technology infrastructure enhancements, partially offset by a decrease in outside contractor fees of $3.5 million. General and administrative expense as a percentage of revenue was 8.6% and 7.8% for the three months ended May 31, 2019 and May 31, 2018, respectively. We expect general and administrative costs, before the impact from merger-related costs, to continue to decrease relative to revenue as we leverage benefits from investments made during the current fiscal year to expand and enhance our corporate processes and technology infrastructure.

Interest income
Interest income increased by 18.1%, or $1.4 million, for the three months ended May 31, 2019 as compared to the three months ended May 31, 2018. The increase in interest income for the three months ended May 31, 2019 is attributable to higher yields earned on cash and investment balances.
Interest expense
Interest expense decreased by $4.4 million for the three months ended May 31, 2019 as compared to the three months ended May 31, 2018. Interest expense is primarily attributable to the interest on our 0.25% Convertible Senior Notes due 2019 (the “convertible notes”). The decrease in interest expense is due to early conversions of the convertible notes. See NOTE 9—Convertible Notes to our Consolidated Financial Statements for further discussion.
Other expense, net
Other expense, net is primarily attributable to net losses recognized from the settlement of foreign currency transactions during the three months ended May 31, 2019 and May 31, 2018.
Income taxes
The effective tax rate for the three months ended May 31, 2019 of (1.8)% differed from the U.S. federal statutory rate of 21.0% primarily due to excess tax benefits from share-based compensation, research tax credits and other discrete net tax benefits primarily related to an intra-entity transfer of assets. The effective tax rate for the three months ended May 31, 2018 of (1.5)% differed from the U.S. federal statutory rate of 21.0% primarily due to excess tax benefits from share-based compensation and research tax credits. Included in tax expense for the three months ended May 31, 2019, are net discrete tax benefits of $28.8 million primarily related to net excess tax benefits from share-based compensation and other discrete net tax benefits primarily related to an intra-entity transfer of assets. Included in tax expense for the three months ended May 31, 2018, are net discrete tax benefits of $26.8 million primarily related to net excess tax benefits from share-based compensation. For further discussion regarding our income taxes, see NOTE 8—Income Taxes to our Consolidated Financial Statements.
LIQUIDITY AND CAPITAL RESOURCES
We derive our liquidity and operating capital primarily from cash flows from operations. Historically, we also received cash from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial and follow-on public offerings, and the issuance of convertible notes, including our issuance of convertible notes described in detail in NOTE 9—Convertible Notes to our Consolidated Financial Statements. At May 31, 2019, we had total cash and investments of $2.66 billion, which was comprised of $2.30 billion in cash and cash equivalents, $177.6 million of short-term investments and $188.2 million of long-term fixed-income investments. This compares to total cash and investments of $2.42 billion at February 28, 2019.
On October 28, 2018, we entered into the Merger Agreement with IBM and Sub. We have agreed to various customary covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the Effective Time. In addition, without the consent of IBM, we may not take, authorize, agree or commit to do certain actions outside of the ordinary course of business, including acquiring businesses or incurring capital expenditures above specified thresholds, issuing additional debt facilities, and repurchasing outstanding shares of our common stock. We do not believe these restrictions will prevent us from meeting convertible note obligations, ongoing costs of operations, working capital needs, or capital expenditure requirements for the next 12 months.
The Merger Agreement contains certain termination rights for IBM and us. Upon termination of the Merger Agreement under specified circumstances, we may be required to pay IBM a termination fee of $975.0 million.
Convertible note conversions
Effective April 1, 2019, holders may convert their convertible notes at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the convertible notes. Upon conversion of the convertible notes on or after April 1, 2019, holders will receive on October 1, 2019 cash equal to the principal amount of the notes converted and shares of the Company’s common stock for the excess conversion value; provided that if the Merger is completed prior to October 1, 2019, then converting holders will receive cash for each $1,000 principal amount of convertible notes being converted equal to the conversion rate then in effect multiplied by the same per share cash consideration a common stockholder would receive in the Merger, subject to certain adjustments.

Total settled conversions through May 31, 2019 amounted to $614.6 million aggregate principal amount of the convertible notes. We settled conversions of $3.0 million in principal amount of the convertible notes in the second quarter of fiscal 2020 by paying cash for the principal amount and issuing shares of common stock for the excess conversion value.
Cash flows for the three months ended May 31, 2019
Cash flows—overview
At May 31, 2019, cash and cash equivalents totaled $2.30 billion, an increase of $412.3 million as compared to February 28, 2019. The increase in cash and cash equivalents for the three months ended May 31, 2019 is primarily the result of cash provided by operations, which generated $460.0 million, and net sales and maturities of available-for-sale debt securities of $175.3 million offset by repayments of convertible notes of $102.2 million, payments made in return for shares of our common stock received from employees to satisfy employees’ minimum tax withholding obligations related to share awards vesting of $81.3 million and investments in property and equipment of $23.5 million. Net cash generated by operating activities and net cash used for investing activities and financing activities is further described below.
Cash flows from operations
Cash provided by operations of $460.0 million during the three months ended May 31, 2019 includes net income of $141.1 million, adjustments to exclude the impact of non-cash income and expenses, which totaled a $74.2 million net source of cash, and changes in operating assets and liabilities, which totaled a $244.6 million net source of cash. Non-cash income and expenses include the portion of repayments of convertible notes that are attributable to debt discount, which totaled $14.0 million. Cash provided by changes in operating assets and liabilities for the three months ended May 31, 2019 was primarily the result of collections on our billings partially offset by a decrease in deferred revenue. The decrease in deferred revenue is primarily attributable to our lower seasonal first quarter billings.
Cash flows from investing
Cash provided by investing activities of $147.6 million for the three months ended May 31, 2019 includes net sales and maturities of available-for-sale debt securities of $175.3 million offset by investments in property and equipment of $23.5 million, which primarily relate to information technology infrastructure and leasehold improvements and investments in other intangible assets, primarily patents, which totaled $4.1 million.
Cash flows from financing
Cash used in financing activities of $175.5 million for the three months ended May 31, 2019 includes repayments of convertible notes of $102.2 million and $81.3 million of payments made in return for shares of our common stock received from employees to satisfy employees’ minimum tax withholding obligations related to employee share awards vesting during the three months ended May 31, 2019. Partially offsetting these uses of cash were proceeds of $7.5 million from our employee stock purchase plan.
Investments in debt securities
Our investments in debt securities are comprised primarily of available-for-sale fixed-income investments recorded at their fair values, of which $177.6 million are classified as short-term and $188.2 million are classified as long-term in the Consolidated Balance Sheet at May 31, 2019. The vast majority of our investments were priced with the assistance of pricing vendors. These pricing vendors use the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs. In the event observable inputs are not available, we assess other factors to determine the securities’ fair values, including broker quotes or model valuations. Independent price verifications of all of our holdings are performed by the pricing vendors, which we review. In the event a price fails a pre-established tolerance check, it is researched so that we can assess the cause of the variance to determine what we believe is the appropriate fair value.
We presently do not intend to liquidate our short- and long-term investments in debt securities prior to their scheduled maturity dates. However, in the event that we liquidate these investments prior to their scheduled maturities and there are adverse changes in market interest rates or the overall economic environment, we could be required to recognize a realized loss on those investments when we liquidate these investments. At May 31, 2019 and February 28, 2019, net accumulated unrealized net losses on our available-for-sale debt securities totaled $0.6 million and $2.4 million, respectively.

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
We have utilized, and will continue from time to time to utilize, cash and investments to fund, among other potential uses, purchases of our common stock, purchases of fixed assets, purchases of intangible assets (primarily patents), and mergers and acquisitions. Given our historically strong operating cash flow and the $2.66 billion of cash and investments held at May 31, 2019, we believe our cash balances totaling $2.30 billion, together with our ability to generate additional cash from operations, should be sufficient to satisfy our cash requirements for the next twelve months and for the foreseeable future. However, we may take advantage of favorable capital market conditions that may arise from time to time to raise additional capital.
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
As of May 31, 2019, $1.36 billion of our total cash and investments were held outside the U.S. Our intent has been to reinvest the earnings of foreign subsidiaries indefinitely outside the U.S. to fund both organic growth and acquisitions. The Tax Act includes a provision to move the U.S. to a territorial tax system by imposing a transition tax on historic foreign earnings whether or not such earnings are repatriated to the U.S. In light of the new territorial tax system, we no longer consider earnings from certain foreign subsidiaries to be indefinitely reinvested. As of February 28, 2019, cumulative undistributed foreign earnings totaled $397.5 million, of which $86.6 million is considered indefinitely reinvested. For further discussion, see NOTE 11—Income Taxes to our Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended February 28, 2019.
Off-balance sheet arrangements
As of May 31, 2019 and February 28, 2019, we have no off-balance sheet financing arrangements and do not utilize any “structured debt,” “special purpose” or similar unconsolidated entities for liquidity or financing purposes.
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
Interest-rate risk
Our exposure to market-rate risk for changes in interest rates relates primarily to our investment portfolio. The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of short- and long-term investments in a variety of available-for-sale fixed- and floating-rate debt securities, including both government and corporate obligations and money market funds. Investments in both fixed-rate and floating-rate interest-earning instruments carry a degree of interest-rate risk. Fixed-rate securities may have their fair value adversely impacted due to a rise in prevailing interest rates, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income related to these securities may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates or perceived credit risk related to the securities’ issuers. A hypothetical one-half percentage point change in interest rates, assuming a parallel shift of all interest rates, would result in an approximate $0.3 million change in annual interest income derived from investments in our portfolio as of May 31, 2019. For further discussion related to our investments as of May 31, 2019 and February 28, 2019, see NOTE 16—Assets and Liabilities Measured at Fair Value on a Recurring Basis to our Consolidated Financial Statements.
Investment risk
The fair value of our available-for-sale investment portfolio is subject to interest-rate risk. Based on a sensitivity analysis performed on this investment portfolio, a hypothetical one percentage point increase in prevailing interest rates would result in an approximate $2.0 million decrease in the fair value of our available-for-sale investment securities as of May 31, 2019. For further discussion related to our investments as of May 31, 2019 and February 28, 2019, see NOTE 16—Assets and Liabilities Measured at Fair Value on a Recurring Basis to our Consolidated Financial Statements.
Credit risk
Investments in debt securities
The fair values of our investment portfolio and cash balances are exposed to counterparty credit risk. Accordingly, while we periodically review our portfolio in an effort to mitigate counterparty risk, the principal values of our cash balances, money market accounts and investments in available-for-sale securities could suffer a loss of value.
Accounts receivable
As of May 31, 2019, no individual customer accounted for 10% or more of the Company’s total accounts receivable. As of February 28, 2019, we had one customer whose accounts receivable balance accounted for 10% of our total accounts receivable.
Foreign currency risk
Approximately 45.2% of our revenue for the three months ended May 31, 2019 was produced by sales outside the U.S. We are exposed to significant risks of foreign currency fluctuation primarily from receivables denominated in foreign currency and are subject to transaction gains and losses, which are recorded as a component of net income. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency statements results in increased revenue and operating expenses for our non-U.S. operations. Similarly, our revenue and operating expenses for our non-U.S. operations decrease if the U.S. dollar strengthens against foreign currencies.
Using the average foreign currency exchange rates from the first quarter of our prior fiscal year ended February 28, 2019, our revenue and operating expenses from non-U.S. operations for the three months ended May 31, 2019 would have been higher than we reported by approximately $29.4 million and $23.9 million, respectively, which would have resulted in income from operations being higher by $5.5 million.

Convertible notes
In October 2014, we issued $805.0 million of 0.25% convertible notes due October 2019. The convertible notes have a fixed annual interest rate of 0.25%, and, therefore, we do not have economic interest-rate exposure on the convertible notes. However, the fair value of the convertible notes is exposed to interest-rate risk. Generally, the fair value of the convertible notes will increase as interest rates fall and decrease as interest rates rise. For further discussion regarding the fair value of the convertible notes, see NOTE 9—Convertible Notes to our Consolidated Financial Statements.
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
The aggregate notional amount of outstanding forward contracts at May 31, 2019 was $61.0 million. The fair value of these outstanding contracts at May 31, 2019 was a gross $0.2 million asset and a gross $0.2 million liability, and is recorded in Other current assets and Accounts payable and accrued expenses, respectively, on our Consolidated Balance Sheets. The forward contracts generally expire within three months of the period ended May 31, 2019. The forward contracts will settle in Euros, Hong Kong dollars, Japanese yen, and Singapore dollars.
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
On October 28, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with International Business Machines Corporation, a New York corporation (“IBM”), and Socrates Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of IBM (“Sub”), pursuant to which, among other things, Sub will merge with and into us, with Red Hat surviving as a wholly owned subsidiary of IBM (the “Merger”). Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of our common stock issued and outstanding immediately prior to the Effective Time will be cancelled and automatically converted into the right to receive $190.00 in cash, without interest and subject to any applicable withholding taxes.

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
As part of our business strategy, we have in the past entered into business combinations and acquisitions, and we may continue to do so in the future subject to the restrictions under the Merger Agreement. Under the terms of the Merger Agreement, without the consent of IBM, we may not acquire businesses outside of the ordinary course of business above specified thresholds or that could reasonably be expected to increase the risk of not obtaining, or the risk of materially impeding or delaying the obtaining of, any regulatory approvals with respect to the Merger. These types of transactions can increase the expense of running our business and present significant challenges and risks, including:

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
Our business is subject to a variety of federal, state and international laws and regulations that apply to the collection, use, retention, protection, disclosure, transfer and processing of personal data. These data privacy- and protection-related laws and regulations are evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. For example, the European Union’s General Data Protection Regulation took effect in May 2018 establishing new requirements applicable to the handling and processing of personal data and providing for greater penalties for noncompliance.
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
In October 2014, we issued $805.0 million of 0.25% Convertible Senior Notes due 2019 (the “convertible notes”). As of May 31, 2019, there was $190.4 million aggregate principal amount of convertible notes outstanding. The convertible notes will mature on October 1, 2019, unless previously purchased or converted. On October 1, 2019, the outstanding aggregate principal amount of the convertible notes and all accrued and unpaid interest on such notes will become due and payable. Holders that elect to convert their convertible notes prior to maturity will receive a cash payment on October 1, 2019 in the amount of $1,000 for each $1,000 in principal amount of convertible notes converted, which may also adversely affect our liquidity, plus shares of our common stock in an amount equal to the excess conversion value above $1,000, if any. In addition, if the Merger is completed prior to maturity of the convertible notes, then converting holders will receive cash for each $1,000 principal amount of convertible notes being converted equal to the conversion rate then in effect multiplied by the same per share cash consideration a common stockholder would receive in the Merger, subject to certain adjustments, and we would be required to make an offer to repurchase the convertible notes for cash in an amount equal to 100% of their principal amount plus accrued and unpaid interest to but excluding the date of repurchase. Any of these cash payments could adversely affect our liquidity and capital resources.
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
The conversion of the convertible notes into shares of our common stock will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon conversion of the convertible notes could adversely affect prevailing market prices of our common stock. In addition, the existence of the convertible notes may encourage short selling by market participants due to this dilution or may facilitate trading strategies involving the convertible notes and our common stock.
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
Unregistered Sales of Equity Securities
During the three months ended May 31, 2019, the Company issued 943,513 shares of its unregistered common stock upon settlement of conversions of an aggregate of $116.2 million in principal amount of the convertible notes. These shares of the Company’s common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
The table below sets forth information regarding the Company’s purchases of its common stock during its first fiscal quarter ended May 31, 2019:
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)(2)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2019—March 31, 2019	200,717	$73.41	—	$737.2	million
April 1, 2019—April 30, 2019	683,305	$144.36	—	$737.2	million
May 1, 2019—May 31, 2019	515,231	$73.41	—	$737.2	million
Total	1,399,253		—
__________

(1)
During the three months ended May 31, 2019, the Company withheld an aggregate of 444,522 shares of its common stock (with a weighted average share price of $182.48) from employees to satisfy minimum tax withholding obligations relating to the vesting of restricted share awards. These shares were not withheld pursuant to the programs described in Note (3) below.

(2)
In connection with the convertible note conversions settled during the three months ended May 31, 2019, the Company exercised a portion of the options that are part of the convertible note hedge transactions and acquired 954,731 shares of its common stock. The counterparties to the convertible note hedge transactions may be deemed to be an “affiliate purchaser” and may have purchased the shares of the Company’s common stock deliverable to the Company upon the exercise of the options.

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

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Provided Herewith	Form	File No.	Exhibit	Filing Date

10.1*	Executive Base Salaries, Target Award Amounts under Red Hat, Inc.’s Executive Variable Compensation Plan for the Fiscal Year Ending February 29, 2020, RSA Award Amounts and Amounts for Executive Cash Retention Awards		8-K	001-33162	99.1	5-21-19

10.2*	Form of Restricted Stock Award Agreement adopted May 15, 2019		8-K	001-33162	99.2	5-21-19

10.3*	Form of Cash Retention Award Agreement adopted May 15, 2019		8-K	001-33162	99.3	5-21-19
10.4*	Form of Red Hat Cash Retention Agreement	X

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

RED HAT, INC.

Date:	June 28, 2019	By:	/S/ JAMES M. WHITEHURST
James M. Whitehurst President and Chief Executive Officer (Duly Authorized Officer on Behalf of the Registrant)

RED HAT, INC.

Date:	June 28, 2019	By:	/S/ ERIC R. SHANDER
Eric R. Shander Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)